Form 10-Q
period 1994-09-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1994-11-14
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-14351
                       -------


                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3327917
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                               BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)

                                    ASSETS
                                                   1994             1993
                                              --------------   --------------

Cash and cash equivalents                     $   1,400,141    $   1,192,138
Restricted investments                              480,000          480,000
Escrow deposits                                   1,505,565          937,213
Accounts and accrued interest receivable            166,027          349,385
Deferred expenses, principally loan
  financing fees, net of accumulated
  amortization of $225,959 in 1994 and
  $283,373 in 1993                                1,118,394        1,035,536
                                              --------------   --------------
                                                  4,670,127        3,994,272
                                              --------------   --------------
Investment in real estate, at cost:
  Land                                           10,525,187       10,525,187
  Buildings and improvements                     62,537,549       62,537,549
                                              --------------   --------------
                                                 73,062,736       73,062,736
  Less accumulated depreciation                  23,780,503       22,366,015
                                              --------------   --------------
Investment in real estate, net of
  accumulated depreciation                       49,282,233       50,696,721
                                              --------------   --------------
                                              $  53,952,360    $  54,690,993
                                              ==============   ==============



                      LIABILITIES AND PARTNERS' CAPITAL


Loans payable - affiliates                    $  13,005,605    $   8,752,085
Accounts payable                                     53,149           93,233
Due to affiliates                                   430,576          108,865
Accrued liabilities, principally interest
  and real estate taxes                             682,781          919,487
Security deposits                                   240,892          245,973
Loss in excess of investment in joint
  venture with an affiliate                       1,084,573          996,929
Mortgage notes payable - affiliates               1,673,215        7,481,299
Purchase price, promissory and mortgage
  notes payable                                  51,771,186       49,744,207
                                              --------------   --------------
    Total liabilities                            68,941,977       68,342,078

Partners' capital (83,936 Limited Partnership
  Interests issued and outstanding)             (14,989,617)     (13,651,085)
                                              --------------   --------------
                                              $  53,952,360    $  54,690,993
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $   9,400,531    $  10,000,186
  Interest on short-term investments                 43,402           64,296
  Settlement income                                                  113,870
                                              --------------   --------------
      Total income                                9,443,933       10,178,352
                                              --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    3,923,809        4,833,220
  Interest on short-term loans from affiliates      375,992          247,799
  Depreciation                                    1,414,488        1,594,474
  Amortization of deferred expenses                 225,959          148,540
  Property operating                              3,171,378        3,507,664
  Real estate taxes                                 732,550          807,959
  Property management fees                          470,127          506,214
  Administrative                                    468,053          320,474
  Participation in loss of joint venture
    with an affiliate                                   109           68,668
                                              --------------   --------------
      Total expenses                             10,782,465       12,035,012
                                              --------------   --------------
Loss before recognized gain on sale
  of property                                    (1,338,532)      (1,856,660)

Recognized gain on sale of property                                3,648,559
                                              --------------   --------------
Net (loss) income                             $  (1,338,532)   $   1,791,899
                                              ==============   ==============
Net (loss) income allocated to
  General Partner                             $     (13,385)   $      17,919
                                              ==============   ==============
Net (loss) income allocated to
  Limited Partners                            $  (1,325,147)   $   1,773,980
                                              ==============   ==============
Net (loss) income per Limited Partnership
  Interest (83,936 issued and outstanding)    $      (15.79)   $       21.13
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $   3,071,937    $   3,083,781
  Interest on short-term investments                 14,022            9,019
  Settlement income                                                  113,870
                                              --------------   --------------
      Total income                                3,085,959        3,206,670
                                              --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    1,264,438        1,410,826
  Interest on short-term loans from affiliates      195,082           67,827
  Depreciation                                      471,495          488,457
  Amortization of deferred expenses                  65,622           57,117
  Property operating                              1,099,841        1,319,411
  Real estate taxes                                 236,320          252,013
  Property management fees                          161,130          160,446
  Administrative                                    154,206          117,322
  Participation in loss of joint venture
    with an affiliate                                19,640           33,335
                                              --------------   --------------
      Total expenses                              3,667,774        3,906,754
                                              --------------   --------------
Loss before recognized gain on sale
  of property                                      (581,815)        (700,084)

Recognized gain on sale of property                                3,648,559
                                              --------------   --------------
Net (loss) income                             $    (581,815)   $   2,948,475
                                              ==============   ==============
Net (loss) income allocated to
  General Partner                             $      (5,818)   $      29,485
                                              ==============   ==============
Net (loss) income allocated to
  Limited Partners                            $    (575,997)   $   2,918,990
                                              ==============   ==============
Net (loss) income per Limited Partnership
  Interest (83,936 issued and outstanding)    $       (6.86)   $       34.78
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net (loss) income                           $  (1,338,532)   $   1,791,899
  Adjustments to reconcile net (loss) income
    to net cash provided by or used in
    operating activities:
      Recognized gain on sale of property                         (3,648,559)
      Participation in loss of joint venture
        with an affiliate                               109           68,668
      Depreciation of properties                  1,414,488        1,594,474
      Amortization of deferred expenses             225,959          148,540
      Deferred interest expense                     195,655          332,068
      Payment of deferred interest expense         (681,731)      (1,498,286)
      Net change in:
        Escrow deposits                            (356,202)        (470,838)
        Accounts and accrued interest
          receivable                                183,358         (215,784)
        Accounts payable                            (40,084)         (37,431)
        Due to affiliates                           321,711           69,230
        Accrued liabilities                         249,370          256,288
        Security deposits                            (5,081)         (54,048)
                                              --------------   --------------
  Net cash provided by or used in
    operating activites                             169,020       (1,663,779)
                                              --------------   --------------
Investing activities:
  Redemption of restricted investments                             1,300,000
  Contribution to joint venture with
    an affiliate                                                     (80,913)
  Distribution from joint venture with
    an affiliate                                     87,535           94,133
  Proceeds from sale of property                                  13,200,000
  Payment of selling costs                                          (109,559)
  Additions to properties                                           (140,468)
                                              --------------   --------------
  Net cash provided by investing activities          87,535       14,263,193
                                              --------------   --------------
Financing activities:
  Proceeds from issuance of mortgage
    notes payable                                11,664,000       29,416,121
  Repayment of loans payable - affiliates          (539,293)      (2,581,471)
  Proceeds from loans payable - affiliates          577,267
  Repayment of mortgage notes payable -
     affiliates                                  (1,592,538)      (1,027,935)
  Repayments of mortgage notes payable           (9,389,731)     (36,551,323)
  Principal payments on purchase price,
    promissory and mortgage notes payable          (247,290)        (188,276)
  Funding of repair escrow                         (212,150)        (353,295)
  Payment of deferred expenses                     (308,817)        (803,277)
                                              --------------   --------------
  Net cash used in financing activities             (48,552)     (12,089,456)
                                              --------------   --------------

Net change in cash and cash equivalents             208,003          509,958
Cash and cash equivalents at beginning
  of period                                       1,192,138          183,369
                                              --------------   --------------
Cash and cash equivalents at end of period    $   1,400,141    $     693,327
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on non-affiliated purchase price, promissory and mortgage notes payable of $3,505,125 and $4,134,348 and paid interest expense of $3,505,125 and $5,093,011, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------  --------    ---------

    Property management fees           $469,632  $161,760      $54,026
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       48,095    29,625       29,045
        Data processing                  24,446    11,114       27,515
        Investor communications          13,369     8,193        8,140
        Legal                             8,444     5,175        5,141
        Portfolio management             34,234    20,590       20,843
        Other                            10,512     6,442        6,400

In March and July 1994, the Partnership refinanced the Chestnut Ridge - Phase I and Forest Ridge - Phase II mortgage loans payable, respectively, including loans previously outstanding to an affiliate of the Partnership. See Note 5 of Notes to Financial Statements for additional information.

In July 1993, the Partnership repaid the $1,027,935 loan outstanding with Balcor Real Estate Holdings, Inc. ("BREHI"), and all accrued interest thereon, relating to the mortgage financing on the Hunter's Glen Apartments.

The Partnership incurred interest expense on loans from affiliates on the Chestnut Ridge - Phase I, Forest Ridge - Phase II and Hunter's Glen apartment complexes of $492,403 and $698,872 and paid interest expense of $904,707 and $908,840 during the nine months ended September 30, 1994 and 1993, respectively. Interest expense of $29,605 was payable as of September 30, 1994.

As of September 30, 1994, the Partnership owes $13,005,605 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. This amount included $480,000 which was borrowed to pledge as collateral relating to the Country Oaks mortgage loan. During the nine months ended September 30, 1994, the Partnership retired and replaced $1,646,000 and $2,569,546 of affiliate loans related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes, respectively, with General Partner loans in connection with the 1994 refinancings of the properties' mortgage loans. The Partnership also had net borrowings of $37,974 during this period from the General Partner. The Partnership incurred interest expense of $302,373 and $247,799, and paid interest expense of $135,741 and $182,057 during the nine months ended September 30, 1994 and 1993, respectively, in connection with these loans. As of September 30, 1994, interest expense of $279,466 was payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1994, this rate was 5.362%.

4.  Restricted Investment:

As of September 30, 1994, the Partnership had cash of $480,000 pledged as collateral relating to the Country Oaks mortgage loan. The amount pledged is invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution. Interest earned on the investment accumulates to the benefit of the Partnership and is payable upon expiration or termination of the pledge agreement or earlier at the sole discretion of the lending institution.

5.  Loan Refinancings:

a) In March 1994, the Partnership completed the refinancing of the mortgage loans payable collateralized by the Chestnut Ridge - Phase I Apartments. These loans consisted of a $3,029,731 first mortgage loan from an unaffiliated lender and a junior mortgage loan and an unsecured loan from affiliates of the Partnership totaling $3,983,484, including deferred interest of $450,185. The proceeds from the new first mortgage loan of $3,694,000 from an unaffiliated lender were used to repay the previous first mortgage loan, the deferred interest on the affiliated loans and a portion of the outstanding loans from affiliates. The new first mortgage loan has an interest rate of 9.02% compared to the previous first mortgage loan rate of 9.75%, and requires monthly principal and interest payments of $29,776 through maturity in April 2001. The Partnership paid refinancing costs totaling $89,666. As required by the unaffiliated lender, $1,646,000 of the remaining balance of the affiliate loans was retired and replaced with a General Partner loan and the remainder was recharacterized as a subordinate non-recourse loan of $1,473,215 and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property, all of which are included in mortgage notes payable-affiliates in the balance sheet. The contract interest rate on the subordinate non-recourse loan remains unchanged at 10.50%, which is the rate of return earned on the preferred limited partnership interest as well. The Limited Partners' position is unaffected by this conversion of a portion of the affiliated loan to an equity position as Limited Partners' equity is subordinate to the preferred interest just as it was subordinated to the affiliate loans prior to the recharacterization.

b) In July 1994, the Partnership completed the refinancing of the mortgage loans collateralized by the Forest Ridge - Phase II Apartments. These loans consisted of a $6,360,000 first mortgage loan from an unaffiliated lender and an unsecured loan from an affiliate of the Partnership totaling $4,179,546, including deferred interest of $231,546. The proceeds from the new first mortgage loan of $7,970,000 from an unaffiliated lender were used to repay the previous first mortgage loan and a portion of the outstanding affiliate loan. The new first mortgage loan has an interest rate of 9.188% compared to the previous first mortgage loan rate of 9.025%, and requires monthly principal and interest payments of $65,209 through maturity of August 2001. The Partnership paid refinancing costs totaling $219,151. As required by the unaffiliated lender, the remaining $2,569,546 balance of the affiliate loan was retired and replaced with a General Partner loan.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. Three properties were relinquished through foreclosure during 1989, one property was sold in 1990 and one property was sold in 1993. The Partnership continues to operate its eight remaining properties and owns a minority joint venture interest in one property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

During the third quarter of 1993, the Partnership recognized a gain for financial statement purposes on the July 1993 sale of the Playa Palms Apartments, which resulted in net income during the nine months and quarter ended September 30, 1993 as compared to a net loss for the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

The July 1993 sale of Playa Palms Apartments caused decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation expense, property operating expense, real estate taxes and property management fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. These decreases were offset by, or were in addition to, other activity as described below.

The Partnership was able to achieve higher occupancy levels and/or rental rates at all of the Partnership's eight remaining properties. As a result, rental and service income increased at these properties during the nine months and quarter ended September 30, 1994 which partially offset the decreases due to the July 1993 sale of Playa Palms. In addition, the increase in rental and service income also resulted in an increase in property management fees at these properties during the quarter ended September 30, 1994 as compared to the same period in 1993.

During the latter half of 1993, restricted investments of $1,995,000 were released and the proceeds were used to repay the respective loans from the General Partner relating to these cash collateral obligations. As a result of these funds no longer being available for short-term investments, interest income on short-term investments decreased during the nine months ended September 30, 1994 as compared to the same period in 1993.

During the third quarter of 1993, the Partnership reached a settlement with one of the defendants in litigation on the Park Crossing Apartments and recognized settlement income of $113,870 in connection with this transaction.

During 1994, the Partnership retired and replaced certain affiliated loans related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes with General Partner loans in connection with the 1994 refinancings of the properties' mortgage loans. As a result, interest expense on short-term loans from affiliates increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Due to the refinancing of the mortgage loans collateralized by Chestnut Ridge - Phase I during March 1994 and Forest Ridge - Phase II in July 1994, deferred expenses related to the previous loans were fully amortized. As a result, amortization of deferred expenses increased during the nine months ended September 30, 1994 as compared to the same period in 1993.

The Partnership incurred higher parking lot repairs and exterior painting costs at the Hunter's Glen Apartments during 1993 which, together with the Playa Palms sale, resulted in a decrease in property operating expenses during the quarter ended September 30, 1994 as compared to the same period in 1993. During 1994 the Partnership incurred higher repair and maintenance costs as required by the 1993 refinancing of the Marbrisa Apartments, which partially offset this decrease.

Increased accounting, data processing and portfolio management expenses resulted in an increase in administrative expenses during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The Partnership holds a minority joint venture interest in the Rosehill Pointe Apartments, which realized a decrease in interest expense during 1994 due to a reduction of the interest rate on the property's first mortgage loan during the third quarter of 1993. This decrease was partially offset by increased expenditures for carpet replacement, utilities and insurance during 1994 as compared to 1993. As a result of the combined effect of these events, participation in loss of joint venture with an affiliate decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The Partnership recognized a gain on the sale of property during the third quarter of 1993 of $3,648,559 in connection with the July 1993 sale of Playa Palms Apartments for financial statement purposes.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership increased slightly as of September 30, 1994 when compared to December 31, 1993. During 1994, all but two of the Partnership's properties generated positive cash flow, which was partially offset by the payment of administrative expenses, interest expense on short-term loans from the General Partner and deferred interest expense upon the refinancing of the mortgage loans collateralized by the Chestnut Ridge - Phase I Apartments in March 1994, and the Forest Ridge - Phase II Apartments in July 1994. The Partnership's financing activities included the refinancing of these mortgage loans. From the proceeds of the new first mortgage loans, the Partnership repaid the previous first mortgage loans and a portion of the loans payable from affiliates relating to each property. The Partnership also funded required repair escrows and paid related financing costs. Additional financing activities included payment of principal on mortgage notes payable.

The Partnership is largely dependent on loans from the General Partner. As of September 30, 1994, the Partnership owes approximately $13,006,000 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments.

Future cash distributions will be subject to repayment of the short-term loans from affiliates and will be dependent on improved property operating performance and the receipt of proceeds from future property sales, as to all of which there can be no assurances.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994 and 1993, six of the Partnership's eight remaining properties generated positive cash flow. In addition, the property in which the Partnership holds a minority joint venture interest generated positive cash flow during the nine months ended September 30, 1994 and 1993. The Hunter's Glen and Forest Ridge - Phase II apartment complexes generated positive cash flow during the nine months ended September 30, 1994 as compared to a marginal deficit during 1993 due to lower parking lot repairs and exterior painting expenditures, and lower operating costs, respectively. The Marbrisa and Chestnut Ridge - Phase I apartment complexes, which generated positive cash flow during the nine months ended September 30, 1993, operated at a marginal deficit during 1994 primarily due to slightly lower repair and maintenance costs, and the payment of deferred interest to affiliates of the Partnership in connection with the refinancing of the property's mortgage loans, respectively.

The terms of the affiliate loan on the Chestnut Ridge - Phase I Apartments provide for a partial deferral of interest. As of September 30, 1994, the cumulative interest deferred and outstanding on this loan totaled $29,605, all of which was payable to an affiliate of the General Partner, and is due upon maturity of the loan if not repaid earlier from cash flow from the property. Had the Partnership been obligated to pay the deferred amount in 1994, the property would have continued to operate at a marginal deficit. The deferred amount is also payable from proceeds received upon the sale or refinancing of the properties.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements during 1993 and 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Although affiliates of the General Partner have, in certain circumstances, provided mortgage loans for certain properties of the Partnership, there can be no assurance that loans of this type will be available from either affiliates or the General Partner in the future. The General Partner may continue to provide additional short-term loans to the Partnership to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans from the General Partner not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available through the General Partner, its affiliates or third parties, the Partnership may be required to dispose of some of its properties earlier than intended in order to satisfy Partnership obligations.

In March 1994, the Partnership completed the refinancing of the mortgage loans collateralized by Chestnut Ridge - Phase I Apartments. The Partnership obtained a new first mortgage from an unaffiliated lender of $3,694,000, and used these proceeds to repay the previous first mortgage loan, deferred interest on the affiliate loans and a portion of the outstanding loans from affiliates. Of the remaining balances of the affiliate loans, a portion was retired and replaced with a General Partner loan and the remainder was recharacterized as a subordinate non-recourse loan and an equity position to an affiliate of the Partnership. See Note 5 of Notes to Financial Statements for additional information.

In July 1994, the Partnership completed the refinancing of the mortgage loans collateralized by the Forest Ridge - Phase II Apartments. The Partnership obtained a new first mortgage from an unaffiliated lender of $7,970,000, and used these proceeds to repay the previous first mortgage loan, the deferred interest on the loan from an affiliate and a portion of the outstanding loan from an affiliate. The remaining balance of the affiliated loan was retired and replaced with a General Partner loan. See Note 5 of Notes to Financial Statements for additional information.

In October 1994, the Partnership reached a settlement with the remaining defendants in litigation on the Park Crossing Apartments and received $300,000 in settlement of all claims due to the Partnership. See Part II Item 1. Legal Proceedings for additional information.

The Partnership's properties are owned through the use of third-party and affiliate mortgage loan financings and therefore, the Partnership is subject to the financial obligations required by such loans. During 1995, the mortgage loan collateralized by the Country Oaks Apartments in the amount of $5,502,000 matures. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current third-party mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------

Park Crossing Apartments
- - ------------------------

The Partnership received a judgment in June 1991 for $1,641,388 against the seller of the Park Crossing Apartments and certain of its affiliates and principals for failure to make certain payments under the original management and guarantee agreement and other agreements (Piedmont Engineering and Construction Corp. et al. vs. Park Crossing Investors, et al., U. S. District Court, Northern District of Georgia, Case No. C87-1103A). The judgment was not paid and in November 1992, the Partnership commenced proceedings against the seller, the successor to the seller (the "Successor"), certain of their principals and affiliates, and other entities to, among other things, enforce the previous judgement and void certain allegedly fraudulent transfers made by the defendants (Park Crossing Investors vs. Piedmont Engineering and Construction Corporation, et al., Superior Court of Fulton County, Georgia, Case No.: E-7692). The Partnership also requested $2,500,000 in punitive damages. In July 1993, the Partnership settled with one minor defendant who is not affiliated with the seller or its principals and received approximately $114,000.

The Successor subsequently filed a counterclaim against the Partnership for unspecified compensatory and punitive damages alleging that the filing of notices by the Partnership against real property owned by the Successor damaged efforts to sell the property. The Partnership released the notices upon order of the Superior Court. Pursuant to negotiations between the parties, on October 26, 1994, an agreement was executed pursuant to which the remaining defendants paid the Partnership $300,000 in settlement of all claims against the defendants. In addition, approximately $147,000, being held in escrow representing payments due the seller under the purchase documents, will be released to the Partnership. All legal proceedings, including the counterclaim against the Partnership, have been dismissed.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 12, 1985 (Registration No. 2-95000) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14351) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BALCOR REALTY INVESTORS 85-SERIES II
                          A REAL ESTATE LIMITED PARTNERSHIP



                          By: /s/Thomas E. Meador
                              ---------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XVII, the General Partner



                          By: /s/Allan Wood
                              ----------------------------------
                              Allan Wood
                              Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Partners-XVII, the General Partner





Date:  November 11, 1994
       -------------------------