Form 10-K
BALCOR REALTY INVESTORS 85 SERIES II
filed 1995-03-29
CIK 759831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-14351
                       -------

                      BALCOR REALTY INVESTORS 85-SERIES II
                        A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3327917
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $83,936,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional property. The Registrant has since disposed of five of these properties. As of December 31, 1994, the Registrant owned the eight properties and the minority joint venture interest described under Item 2. Properties. The Partnership Agreement generally provides that the proceeds of any sale or refinancing will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. Of the Registrant's eight remaining properties, during 1994, six generated positive cash flow while two generated marginal cash flow deficits. In addition, the property in which the Registrant holds a minority joint venture interest generated positive cash flow during 1994. See Item 7. Liquidity and Capital Resources for additional information.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

During 1994, the Registrant completed the refinancings of two mortgage notes payable. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XVII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1994 the Registrant owns the eight properties described below:

Location                      Description of Property
--------                      -----------------------

Fort Worth, Texas             Chestnut Ridge Apartments - Phase I (formerly
                              Cottonwood Apartments - Phase I): a 192-unit apartment complex located on approximately 7 acres.

Memphis, Tennessee            Country Oaks Apartments: a 200-unit apartment
                              complex located on approximately 10 acres.

Arlington, Texas              Forest Ridge Apartments - Phase II: a 328-unit
                              apartment complex located on approximately 15 acres.

St. Louis County, Missouri    Hunter's Glen Apartments: a 192-unit apartment
                              complex located on approximately 10 acres.

Hillsborough County, Florida  Marbrisa Apartments: a 224-unit apartment complex located on approximately 37 acres.

Gwinnett County, Georgia      Park Crossing Apartments: a 280-unit apartment
                              complex located on approximately 21 acres.

Lexington-Fayette, Kentucky   Steeplechase Apartments: a 296-unit apartment
                              complex located on approximately 16 acres.

East Baton Rouge Parish,      Willow Bend Lake Apartments: a 360-unit
Louisiana                     apartment complex located on approximately 22
                              acres.

Each of the above properties is held subject to various forms of financing.

The Registrant also holds a 38.38% minority joint venture interest in Rosehill Pointe Apartments located in Lenexa, Kansas.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. The Registrant has not made distributions to date to investors. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 7,393.

Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Total income       $12,889,004 $13,196,684 $14,216,484 $13,083,391 $14,198,997
Loss before gain
  on sale of
  property          (2,019,363) (2,299,675) (2,647,166) (3,666,743) (4,885,957)
Net (loss) income   (2,019,363)  1,348,884  (2,647,166) (3,666,743) (1,615,755)
Net (loss) income
  per Limited
  Partnership
  Interest              (23.82)      15.91      (31.22)     (43.25)     (19.06)
Total assets        52,186,795  54,690,993  65,783,386  70,528,914  73,611,604
Mortgage notes
  payable           53,346,903  57,225,506  65,457,125  66,975,920  67,140,599

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

During 1993, Balcor Realty Investors 85-Series II (the "Partnership") recognized a gain in connection with the sale of the Playa Palms Apartments. This caused the Partnership to recognize net income during 1993 as compared to a net loss during 1994 and 1992. In addition, aggregate property operations for the remaining properties improved from 1992 to 1993 and 1993 to 1994.

Operations
----------

1994 Compared to 1993
---------------------

The July 1993 sale of Playa Palms Apartments caused decreases in rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, maintenance and repairs, real estate taxes and property management fees during 1994 as compared to 1993. These decreases were offset by, or were in addition to, other activity as described below.

The Partnership was able to achieve higher occupancy levels and/or rental rates at all of the Partnership's eight remaining properties. As a result, rental and service income, as well as the related property management fees, increased at these properties during 1994, which partially offset the decreases due to the sale of Playa Palms Apartments.

During the latter half of 1993, restricted investments of $1,995,000 were released and the proceeds were used to repay the respective loans from the General Partner relating to these cash collateral pledges. As a result of these funds no longer being available for short-term investments, interest income on short-term investments decreased during 1994 as compared to 1993.

During 1993, the Partnership reached a settlement with one of the defendants in the litigation related to the Park Crossing Apartments and recognized settlement income of $113,870 in connection with this transaction. The Partnership reached a settlement with the remaining defendants during 1994 and received $300,000 in settlement of all claims due to the Partnership.

In connection with the 1994 refinancings of the properties' mortgage loans, the Partnership retired and replaced $4,215,546 of affiliated mortgage notes payable related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes with General Partner loans. As a result, interest expense on mortgage notes payable decreased and interest expense on short-term loans from affiliates increased during 1994 as compared to 1993. Also contributing to the decrease in interest expense on mortgage notes payable were lower interest rates due to the Chestnut Ridge - Phase I refinancing in 1994 and the Hunter's Glen, Marbrisa, Park Crossing and Steeplechase refinancings in 1993.

Due to the 1994 refinancings of the Chestnut Ridge - Phase I and Forest Ridge - Phase II mortgage loans, deferred expenses related to the previous loans were fully amortized. As a result, amortization of deferred expenses increased during 1994 as compared to 1993.

Increased insurance premiums at all of the Partnership's properties during 1994 offset the decrease in property operating expense due to the sale of Playa Palms Apartments.

During 1994, the Partnership incurred significantly higher maintenance and repairs expenses at the Marbrisa Apartments in connection with exterior painting and wood replacement as required by the 1993 mortgage refinancing. These expenses were partially offset by the Playa Palms sale and exterior painting and parking lot repairs during 1993 at the Hunter's Glen Apartments.

Real estate tax rates increased during 1994 at Park Crossing and Willow Bend Lake apartment complexes and the assessed value of Park Crossing Apartments also increased during 1994. This resulted in an increase in real estate tax expense at these properties, during 1994 as compared to 1993, which partially offset the decrease in real estate tax expense due to the Playa Palms sale.

Higher legal fees incurred due to the Park Crossing Apartments settlement along with higher accounting, data processing and portfolio management expenses during 1994 resulted in an increase in administrative expenses during 1994 as compared to 1993.

The Partnership holds a minority joint venture interest in the Rosehill Pointe Apartments, which realized a decrease in interest expense during 1994 due to a reduction of the interest rate on the property's first mortgage loan during the third quarter of 1993. This decrease was partially offset by increased expenditures for insurance, utilities, payroll and advertising during 1994 as compared to 1993. As a result of the combined effect of these events, participation in loss of joint venture with an affiliate decreased during 1994 as compared to 1993.

The Partnership recognized a gain on sale of property of $3,648,559 during 1993 in connection with the sale of Playa Palms Apartments.

1993 Compared to 1992
---------------------

The July 1993 sale of Playa Palms Apartments caused decreases in rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, real estate taxes and property management fees during 1993 as compared to 1992. These decreases were offset by, or were in addition to, other activity as described below. The Partnership also recognized a gain on sale of property during 1993.

The Partnership was able to achieve higher occupancy levels and/or rental rates at seven of the Partnership's eight remaining properties, most significantly at the Marbrisa and Park Crossing apartment complexes. As a result, rental and service income increased at these properties for 1993 and partially offset the decreases in rental and service income discussed above.

As a result of the payoff of restricted investments described above and due to interest rates being lower in 1993 than in 1992, interest income on short-term investments decreased during 1993 as compared to 1992.

During 1992, the Partnership reached a settlement with the seller of the Forest Ridge - Phase II and Highpoint - Phase I apartment complexes and recognized settlement income of $486,000 in connection with this transaction.

Lower interest rates on short-term loans, as well as a reduction in the amount of debt outstanding during 1993 as compared to 1992, resulted in a decrease in interest expense on short-term loans from the General Partner during 1993 as compared to 1992.

As a result of the refinancing of the Hunter's Glen, Marbrisa, Park Crossing, Steeplechase and Willow Bend Lake apartment complexes mortgage loans during 1993, deferred expenses related to the previous loans were fully amortized. In addition, the Partnership recognized amortization expense during 1993 on the new mortgage loans. As a result, amortization of deferred expenses increased during 1993 as compared to 1992, fully offsetting the decrease discussed above.


The Partnership incurred increased parking lot repairs and exterior painting costs at the Hunter's Glen Apartments and increased roof repairs and parking lot repairs at the Steeplechase Apartments. As a result, maintenance and repair expenses increased during 1993 as compared to 1992. These increases were partially offset by the sale of the Playa Palms Apartments and the absence of exterior painting costs at the Chestnut Ridge - Phase I Apartments in 1993.

During 1992, the Partnership reached a settlement with the seller of the Pleasant Lake Village and Playa Palms apartment complexes. The Partnership recognized a loss of $221,827 as a result of the write-off of the remaining portion of the receivable from the seller which was forgiven as part of the settlement.

The Partnership holds a minority joint venture interest in the Rosehill Pointe Apartments, which realized increased rental and service income at the property due to increases in rental rates and/or occupancy levels during 1993 and a decrease in interest expense due to a reduction of the interest rate on the property's first mortgage loan. Additionally, the property also incurred increased payroll expenditures during 1993. As a result of these events, the Partnership recognized a decrease in its participation in the loss from the joint venture with an affiliate during 1993 as compared to 1992.



Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1994 when compared to December 31, 1993. The Partnership's operating activities consisted primarily of cash flow generated from property operations, which was partially offset by the payment of administrative expenses, short-term interest expense and deferred interest expense upon the refinancing of the Chestnut Ridge - Phase I and Forest Ridge - Phase II mortgage loans. The Partnership's financing activities included the refinancing of these mortgage loans. From the proceeds of the new first mortgage loans, the Partnership repaid the previous first mortgage loans and a portion of the loans payable from affiliates relating to each property. The Partnership also funded required repair escrows and paid related financing costs. Additional financing activities included payment of principal on mortgage notes payable.

The Partnership owes approximately $12,296,000 to the General Partner at December 31, 1994 in connection with the funding of operating deficits and other working capital requirements. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to Limited Partners.

Although affiliates of the General Partner have, in certain circumstances, provided mortgage loans for certain properties of the Partnership, there can be no assurance that loans of this type will be available from either affiliates or the General Partner in the future. The General Partner may continue to provide additional short-term loans to the Partnership to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans from the General Partner not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available through the General Partner, its affiliates or third parties, the Partnership may be required to dispose of some of its properties in order to satisfy Partnership obligations.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994, six of the Partnership's eight remaining properties generated positive cash flow compared to five properties for the same period in 1993. In addition, the property in which the Partnership holds a minority joint venture interest generated positive cash flow during 1994 and 1993. The Hunter's Glen and Forest Ridge - Phase II apartment complexes generated positive cash flow during 1994 as compared to a marginal deficit during 1993 due to decreased expenditures for parking lot repairs, and the absence of expenditures for exterior painting and higher rental income, respectively. The Chestnut Ridge - Phase I Apartments operated at a marginal cash flow deficit during 1994 and 1993. The Marbrisa Apartments, which generated positive cash flow during 1993, operated at a marginal deficit during 1994 primarily due to higher repairs and maintenance costs.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 90% to 97%. Despite improvements during 1993 and 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

During 1994, the Chestnut Ridge - Phase I and Forest Ridge - Phase II mortgage loans were refinanced. See Note 3 of Notes to Financial Statements for additional information.

In October 1994, the Partnership reached a settlement with the remaining defendants in litigation on the Park Crossing Apartments and received $300,000 in settlement of all claims due to the Partnership. See Note 4 of Notes to Financial Statements for additional information.

The Partnership's properties are owned through the use of third-party and affiliate mortgage loan financings and therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other terms related to each of these mortgage loans. During 1995, the Country Oaks Apartments mortgage loan of approximately $5,462,000 matures. The General Partner expects to refinance this loan prior to maturity. No mortgage loans mature during 1996. In certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current third-party mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to the Partnership's property, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions to investors will depend on improved cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $52,186,795  $41,006,290   $54,690,993  $44,800,981
Partners' deficit:
    General Partner      (906,714) (14,549,350)     (886,520) (13,969,240)
    Limited Partners  (14,763,734) (14,363,891)  (12,764,565) (11,271,553)
Net (loss) income:
    General Partner       (20,194)    (580,110)       13,489      535,554
    Limited Partners   (1,999,169)  (3,092,338)    1,335,395    3,429,757
    Per Limited Part-
      nership Interest     (23.82)      (36.84)        15.91        40.86


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                 OFFICERS
     -----                                 --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-XVII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests               1,235             1.47%

Relatives and affiliates of the partners and officers and partners of the General Partner own 21 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 11 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership set forth as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 12, 1985 (Registration No. 2-95000) is incorporated herein by reference.

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

(10) Agreement of Sale and attachments thereto relating to the sale of Playa Palms Apartments, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated June 2, 1993, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By: /s/Allan Wood
                             --------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XVII, the
                              General Partner

Date: March 29, 1995
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
----------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVII,
 /s/Thomas E. Meador     the General Partner                 March 29, 1995
--------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and
                         Financial Officer) of Balcor
    /s/Allan Wood        Partners XVII, the General Partner  March 29, 1995
--------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 85-Series II
A Real Estate Limited Partnership:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 10, 1995

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1994 and 1993



                                      ASSETS


                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $    600,949  $  1,192,138
Restricted investments                              480,000       480,000
Escrow deposits                                   1,041,462       937,213
Accounts and accrued interest receivable            183,575       349,385
Deferred expenses, principally loan
  financing fees, net of accumulated
  amortization of $323,605 in 1994 and
  $283,373 in 1993                                1,070,071     1,035,536
                                               ------------- -------------
                                                  3,376,057     3,994,272
                                               ------------- -------------
Investment in real estate, at cost:
  Land                                           10,525,187    10,525,187
  Buildings and improvements                     62,537,549    62,537,549
                                               ------------- -------------
                                                 73,062,736    73,062,736
  Less accumulated depreciation                  24,251,998    22,366,015
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       48,810,738    50,696,721
                                               ------------- -------------
                                               $ 52,186,795  $ 54,690,993
                                               ============= =============



                         LIABILITIES AND PARTNERS' DEFICIT


Loans payable - affiliate                      $ 12,295,605  $  8,752,085
Accounts payable                                    243,758        93,233
Due to affiliates                                   216,455       108,865
Accrued liabilities, principally interest
  and real estate taxes                             423,967       919,487
Security deposits                                   228,573       245,973
Loss in excess of investment in joint
  venture with an affiliate                       1,101,982       996,929
Mortgage notes payable - affiliates               1,673,215     7,481,299
Mortgage notes payable                           51,673,688    49,744,207
                                               ------------- -------------
    Total liabilities                            67,857,243    68,342,078

Partners' deficit (83,936 Limited Partnership
  Interests issued and outstanding)             (15,670,448)  (13,651,085)
                                               ------------- -------------
                                               $ 52,186,795  $ 54,690,993
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
              for the years ended December 31, 1994, 1993 and 1992



                                         Partners' Deficit Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- -------------

Balance at December 31, 1991    $ (12,352,803) $   (873,537) $(11,479,266)

Net loss for the year
  ended December 31, 1992          (2,647,166)      (26,472)   (2,620,694)
                                -------------- ------------- -------------
Balance at December 31, 1992      (14,999,969)     (900,009)  (14,099,960)

Net income for the year
  ended December 31, 1993           1,348,884        13,489     1,335,395
                                -------------- ------------- -------------
Balance at December 31, 1993      (13,651,085)     (886,520)  (12,764,565)

Net loss for the year
  ended December 31, 1994          (2,019,363)      (20,194)   (1,999,169)
                                -------------- ------------- -------------
Balance at December 31, 1994    $ (15,670,448) $   (906,714) $(14,763,734)
                                ============== ============= =============


  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992




                                     1994           1993          1992
                                -------------- ------------- -------------
Income:
  Rental and service            $  12,521,580  $ 12,994,337  $ 13,541,677
  Interest on short-term
    investments                        67,424        88,477       188,807
  Settlement income                   300,000       113,870       486,000
                                -------------- ------------- -------------
      Total income                 12,889,004    13,196,684    14,216,484
                                -------------- ------------- -------------

Expenses:

  Interest on mortgage notes
    payable                         5,138,352     6,142,371     6,920,675
  Interest on short-term loans
    from affiliate                    572,915       370,180       511,571
  Depreciation                      1,885,983     2,051,056     2,263,897
  Amortization of deferred
    expenses                          274,282       187,999       146,738
  Property operating                3,203,292     3,180,653     3,185,322
  Maintenance and repairs           1,513,263     1,319,906     1,250,681
  Real estate taxes                 1,039,756     1,061,532     1,101,842
  Property management fees            626,989       657,359       675,541
  Administrative                      641,949       471,856       505,340
  Write-off of receivables from
    seller                                                        221,827
  Participation in loss of joint
    venture with an affiliate          11,586        53,447        80,216
                                -------------- ------------- -------------
      Total expenses               14,908,367    15,496,359    16,863,650
                                -------------- ------------- -------------
Loss before gain on sale of
  property                         (2,019,363)   (2,299,675)   (2,647,166)
Gain on sale of property                          3,648,559
                                -------------- ------------- -------------
Net (loss) income               $  (2,019,363) $  1,348,884  $ (2,647,166)
                                ============== ============= =============
Net (loss) income allocated
  to General Partner            $     (20,194) $     13,489  $    (26,472)
                                ============== ============= =============
Net (loss) income allocated
  to Limited Partners           $  (1,999,169) $  1,335,395  $ (2,620,694)
                                ============== ============= =============
Net (loss) income per Limited
  Partnership Interest (83,936
  issued and outstanding)       $      (23.82) $      15.91  $     (31.22)
                                ============== ============= =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992




                                     1994           1993          1992
                                -------------- ------------- -------------
Operating activities:
  Net (loss) income             $  (2,019,363) $  1,348,884  $ (2,647,166)
  Adjustments to reconcile net
    (loss) income to net cash
    provided by or used in
    operating activities:
      Gain on sale of property                   (3,648,559)
      Participation in loss of
        joint venture with
        an affiliate                   11,586        53,447        80,216
      Depreciation of properties    1,885,983     2,051,056     2,263,897
      Amortization of deferred
        expenses                      274,282       187,999       146,738
      Deferred interest expense       196,599       306,255       522,677
      Payment of deferred
        interest expense             (681,731)   (1,392,348)
      Write-off of receivables
        from seller                                               221,827
      Collection of proceeds
        from settlement                                           569,477
      Net change in:
        Escrow deposits               178,438      (246,022)     (160,281)
        Accounts and accrued
          interest receivable         165,810       (27,516)     (217,357)
        Accounts payable              150,525       (76,283)     (320,879)
        Due to affiliates             107,590         3,613       (33,974)
        Accrued liabilities           (10,388)      (83,557)       (4,744)
        Security deposits             (17,400)      (61,414)        7,998
                                -------------- ------------- -------------
  Net cash provided by or used
    in operating activities           241,931    (1,584,445)      428,429
                                -------------- ------------- -------------

Investing activities:
  Redemption of restricted
    investments                                   1,995,000     2,038,000
  Distributions from joint
    venture with an affiliate          93,467        30,848        70,967
  Proceeds from sale of property                 13,200,000
  Payment of selling costs                         (109,559)
  Additions to properties                          (140,468)
                                -------------- ------------- -------------
  Net cash provided by
    investing activities               93,467    14,975,821     2,108,967
                                -------------- ------------- -------------
Financing activities:

  Proceeds from issuance of     $  11,664,000  $ 34,916,121  $  3,053,400
    mortgage notes payable
  Repayment of loans payable -
    affiliate                      (1,499,140)   (4,505,372)   (2,875,532)
  Proceeds from loans payable -
    affiliate                         827,114     1,515,153     2,641,461
  Repayment of mortgage notes
    payable - affiliates           (1,592,538)   (1,027,935)   (3,053,400)
  Repayment of mortgage notes
    payable                        (9,389,731)  (41,842,846)
  Principal payments on
    mortgage notes payable           (344,788)     (255,910)   (2,186,552)
  Funding of repair escrows          (287,150)     (549,045)
  Releases from repair escrows          4,463       348,833
  Payment of deferred expenses       (308,817)     (981,606)      (77,491)
                                -------------- ------------- -------------
  Net cash used in financing
    activities                       (926,587)  (12,382,607)   (2,498,114)
                                -------------- ------------- -------------

Net change in cash and cash
  equivalents                        (591,189)    1,008,769        39,282
Cash and cash equivalents at
  beginning of year                 1,192,138       183,369       144,087
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $     600,949  $  1,192,138  $    183,369
                                ============== ============= =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

When properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition will be recognized in accordance with generally accepted accounting principles.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist principally of loan financing fees which are being amortized over the terms of the respective agreements.

(c) Investment in joint venture with an affiliate represents the recording of the Partnership's 38.38% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss. Depreciation recognized in connection with the ownership of real estate by the joint venture has resulted in the Partnership's share of cumulative losses exceeding the net amounts invested in the joint venture. This has resulted in the classification of the investment as "Loss in excess of investment in joint venture with an affiliate" in the accompanying financial statements.

(d) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(e) The Partnership is not liable for Federal income taxes, and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized in October 1984. The Partnership Agreement provides for Balcor Partners-XVII to be the General Partner and for the admission of Limited Partners through the sale of up to 84,000 Limited Partnership Interests at $1,000 per Interest, 83,936 of which were sold through August 22, 1985, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 1% and the Limited Partners will be allocated 99% of the profits and losses from operations. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which will be paid only as a part of the General Partner's share of Net Cash Proceeds. Under certain circumstances, the General Partner may participate in the Net Cash Proceeds from the sale or refinancing of Partnership properties. The General Partner's participation is equal to 15% of further Net Cash Proceeds distributed after holders of Interests have received a return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital, as defined in the Partnership Agreement.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                    Carrying    Carrying  Current  Final
Property           Amount of    Amount of Inter-  Matur-   Current   Estimated
Pledged as          Notes at    Notes at    est     ity    Monthly    Balloon
Collateral          12/31/94    12/31/93   Rate    Date    Payment    Payment
--------------     ----------  ---------- ------  ------   -------  ----------
Mortgage Notes Payable - Nonaffiliates
Apartment Complexes

Chestnut Ridge I(a)$3,675,362  $3,031,806  9.02%   2001  $29,776    $3,460,000
Country Oaks(b)     5,502,374   5,551,286 10.00%   1995   50,153     5,462,000
Forest Ridge II(c)  7,948,748   6,360,000 9.188%   2001   65,209     7,479,000
Hunter's Glen(d)    4,602,507   4,634,883  9.13%   2001   37,851     4,302,000
Marbrisa(e)         5,452,288   5,496,454  8.23%   2000   41,242     5,102,000
Park Crossing(f)    7,251,725   7,309,578  8.54%   1998   56,655     7,012,000
Steeplechase(g)     7,369,371   7,421,637  9.13%   2001   60,643     6,893,000
Willow Bend Lake(h) 9,871,313   9,938,563  9.33%   2001   82,641     9,253,000
                  ----------- -----------
  Subtotal         51,673,688  49,744,207
                  ----------- -----------
Mortgage Notes Payable - Affiliates
Apartment Complexes

Chestnut Ridge I(a) 1,673,215   3,533,299 10.50%   2002         (a)  1,673,000
Forest Ridge II(c)              3,948,000
                  ----------- -----------
  Subtotal          1,673,215   7,481,299
                  ----------- -----------
    Total         $53,346,903 $57,225,506
                   ========== ===========

(a) In March 1994, the Partnership completed the refinancing of these mortgage loans. The original loans consisted of a $3,029,731 first mortgage loan from an unaffiliated lender and a junior mortgage loan and an unsecured loan from affiliates of the Partnership totaling $3,983,484, including deferred interest of $450,185. The proceeds from the new first mortgage loan of $3,694,000 from an unaffiliated lender were used to repay the previous first mortgage loan, the deferred interest on the affiliated loans and a portion of the outstanding loans from affiliates. The new first mortgage loan interest rate decreased from 9.75% to 9.02%, the maturity date was changed from February 2002 to April 2001 and the monthly payments increased from $25,667 to $29,776. As required by the unaffiliated lender, $1,646,000 of the remaining balance of the affiliate loans was retired and replaced with a General Partner loan and the remainder was recharacterized as a subordinate non-recourse loan of $1,473,215 and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property, both of which are included in mortgage notes payable - affiliates in the balance sheet. The contract interest rate on the subordinate non-recourse loan remains unchanged at 10.50%, which is the rate of return earned on the preferred limited partnership interest as well. The interest pay rate on the subordinate non-recourse loan is the lower of the contract rate or the net cash from the property after payment of debt service on the first mortgage. The Limited Partners' position is unaffected by this conversion of a portion of the affiliated loan to an equity position, as Limited Partners' equity is subordinate to the preferred interest just as it was subordinated to the affiliate loans prior to the recharacterization.

The affiliate loan and preferred equity interest are subordinate to the Partnership's receipt of sale or refinancing proceeds in the amount of $1,646,000.

(b) The General Partner expects to be able to refinance this loan prior to maturity.

(c) In July 1994, the Partnership completed the refinancing of these mortgage loans. The original loans consisted of a $6,360,000 first mortgage loan from an unaffiliated lender and an unsecured loan from an affiliate of the Partnership totaling $4,179,546, including deferred interest of $231,546. The proceeds from the new first mortgage loan of $7,970,000 from an unaffiliated lender were used to repay the previous first mortgage loan, the deferred interest on the affiliate loan and a portion of the outstanding affiliate loan. The interest rate on the new first mortgage loan increased from 9.025% to 9.188%, the maturity date was extended from December 1994 to August 2001 and the monthly payments increased from $47,833 to $65,209. As required by the unaffiliated lender, the remaining $2,569,546 balance of the affiliate loan was retired and replaced with a General Partner loan.

(d) In June 1993, this loan was refinanced. The interest rate decreased from 9.875% to 9.13%, the maturity date was extended from October 1993 to July 2001 and the monthly payments decreased from $37,882 to $37,851. A portion of the proceeds from the new $4,650,000 first mortgage loan were used to repay the existing first mortgage loan of $4,255,145.

(e) In November 1993, this loan was refinanced. The interest rate decreased from 9.75% to 8.23%, the maturity date was extended from October 1993 to December 2000 and the monthly payments decreased from $46,769 to $41,242. A portion of the proceeds from the new $5,500,000 first mortgage loan were used to repay the existing first mortgage loan of $5,291,523.

(f) In May 1993, this loan was refinanced. The interest rate decreased from 10.0% to 8.54%, the maturity date was extended from October 1993 to June 1998 and the monthly payments decreased from $61,977 to $56,655. A portion of the proceeds from the new $7,341,121 first mortgage loan were used to repay the existing first mortgage loan of $6,897,113.

(g) In May 1993, this loan was refinanced. The interest rate decreased from 11.0% to 9.13%, the maturity date was extended from August 1993 to June 2001 and the monthly payments increased from $60,235 to $60,643. A portion of the proceeds from the new $7,450,000 first mortgage loan were used to repay the existing first mortgage loan of $5,996,274.

(h) In May 1993, this loan was refinanced. The interest rate decreased from 10.5% to 9.33%, the maturity date was extended from November 1994 to June 2001 and the monthly payments increased from an average of $69,259 to $82,641. A portion of the proceeds from the new $9,975,000 first mortgage loan were used to repay the existing first mortgage loan of $7,807,308.

The Partnership's loans described above require current monthly payments of principal and interest except for the Chestnut Ridge - Phase I mortgage note payable-affiliate which requires payments based on the cash flow of the property.

See Note 7 of Notes to Financial Statements for additional information on cash collateral pledges and letters of credit.

Approximate principal maturities of the above mortgage notes payable during each of the next five years are as follows:


                         1995          $ 5,861,000
                         1996              382,000
                         1997              439,000
                         1998            7,433,000
                         1999              424,000

During the year ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense on non-affiliated mortgage notes payable of $4,680,137, $5,281,113 and $5,960,181 and paid interest expense of $4,680,137,
$6,239,776 and $5,734,467, respectively.

4. Settlement Income:

(a) The Partnership had ongoing litigation with the seller and certain of its principals and affiliates on claims under terms of the original management and guarantee agreement on the Park Crossing Apartments. During July 1993, the Partnership settled with one minor defendant and received $113,870, and during 1994 the Partnership accepted $300,000 as settlement in full on all remaining amounts owed to the Partnership. In addition, $139,946 which had been held in an escrow, was released to the Partnership.

(b) In June 1992, the Partnership reached a settlement with the seller of the Forest Ridge - Phase II and Highpoint - Phase I apartment complexes. Prorations due from the seller pursuant to the original management and guarantee agreements on these properties were previously written off due to uncertain collectibility. Under the terms of the settlement, the Partnership received cash of $486,000, which was recorded as settlement income, and the Partnership and seller released all claims and causes of action against one another.

5. Write-off of Receivables from Seller:

In May 1992, the Partnership reached a settlement with the seller of the Pleasant Lake Village and Playa Palms apartment complexes for proration amounts the seller owed the Partnership pursuant to the original management and guarantee agreements. The Partnership received $130,603 from the seller during 1992 and also received a payment of $438,874 in August 1992 from the General Partner, who voluntarily agreed to reimburse the Partnership for a portion of the seller's obligations. The Partnership wrote off receivables from the seller of $221,827 in connection with this transaction.

6. Property Sale:

During 1993, the Partnership sold the Playa Palms Apartments in an all cash sale for $13,200,000. From the proceeds of the sale the Partnership paid $12,701,189 in full satisfaction of the property's first mortgage loan, which included $1,117,006 of accrued interest, and a second mortgage loan of $32,349 was repaid at a discount of $21,049. The basis of the property was $9,462,931, net of accumulated depreciation of $4,353,876. For financial statement purposes, the Partnership recognized a gain of $3,648,559 during 1993. The remaining proceeds from the sale were used to repay a portion of the loans from the General Partner.

7. Restricted Investments:

As of January 1, 1993, the Partnership had outstanding cash pledges totaling $2,475,000 as collateral for letters of credit relating to the mortgage loans on the Country Oaks and Marbrisa apartment complexes. In 1993 cash collateral pledges totaling $1,995,000 were released and used to reduce the principal balance of the Partnership's loans outstanding with the General Partner. As of December 31, 1994, a restricted investment of $480,000, partially collateralizing the Country Oaks mortgage loan, remained outstanding. This investment is recorded at cost which approximates market value. The amount pledged as collateral is invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution. Interest earned on the investment accumulates to the benefit of the Partnership and is payable upon expiration or termination of the letter of credit or earlier at the sole discretion of the lending institution.

8. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership, including the property in which the Partnership holds a minority joint venture interest, are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

9. Investment in Joint Venture with an Affiliate:

The Partnership owns a 38.38% joint venture interest in the Rosehill Pointe Apartments. The joint venturer is an affiliate of the General Partner. During 1994, the Partnership received distributions totaling $93,467.

10. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $1,653,085 less than the tax loss of the Partnership for the same period.

11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $572,620    None $663,957 $50,530 $672,841 $57,128
Reimbursement of expenses
  to the General Partner
  at cost:
    Accounting             70,337  25,737   66,172   5,468   64,199   4,750
    Data processing        54,271  15,312   31,524   5,786   34,889   2,890
    Investor communica-
      tions                19,725   5,681   18,544   1,532   10,559     781
    Legal                  14,649   8,055   11,713     968   15,900   1,177
    Portfolio management   40,873  25,281   47,486   4,314   27,153   2,009
    Other                  17,062   4,912   14,582   1,205   18,088   1,339

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties, including the property in which the Partnership holds a minority joint venture interest, until the affiliate was sold to a third party in November 1994.

In July 1993 and July 1994, the Partnership repaid loans to Balcor Real Estate Holding, Inc. ("BREHI"), an affiliate of the General Partner, on the Hunter's Glen and Forest Ridge - Phase II apartment complexes, respectively. In March 1994, the Partnership partially repaid and refinanced the balance of the Chestnut Ridge - Phase I Apartments affiliated mortgage loans. See Note 3 of Notes to Financial Statements for additional information on these loans.

During 1994, 1993 and 1992, the Partnership incurred interest expense on the BREHI loans of $458,215, $861,258 and $960,494 and paid interest expense of $943,347, $991,101 and $663,532, respectively. As of December 31, 1994 and
1993, interest expense of $30,498 and $515,630, respectively, was payable and is included in accrued liabilities on the balance sheet.

As of December 31, 1994, the Partnership owes $12,295,605 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. This amount included $480,000 which was borrowed to pledge as collateral relating to the Country Oaks mortgage loan. During 1994, the Partnership retired and replaced $1,646,000 and $2,569,546 of BREHI loans related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes, respectively, with General Partner loans in connection with the 1994 refinancings of the properties' mortgage loans. The Partnership also made a net paydown of $672,026 during this period on the General Partner loans. In connection with the loans from the General Partner, the Partnership incurred interest expense of $572,915, $370,180 and $511,571 and paid interest expense of $480,500, $366,296 and $533,620 during 1994, 1993 and 1992, respectively. As of December 31, 1994 and 1993, interest expense of $131,477 and $39,062, respectively, was payable. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1994 this rate was 6.562%.

The General Partner may continue to make arrangements with an affiliate to provide additional short-term loans to the Partnership to fund future working capital needs or operating deficits, although there is no assurance that such loans will be available. Should such short-term loans from affiliates not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through affiliates of the General Partner or third parties, the Partnership may be required to dispose of some of its properties earlier than intended in order to satisfy Partnership obligations.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $120,176, $80,248 and $73,683 for 1994, 1993 and 1992, respectively.

                                  BALCOR REALTY INVESTORS 85-SERIES II
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings               Carrying    Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (a)           (b)
---------------------          -------  -------- ------------  ---------  ---------     ---------
Chestnut Ridge - Phase I,
  192-unit apt complex
  in Fort Worth, TX              (e)  $1,242,000   $4,983,000      None    $733,224         None
Country Oaks, 200-unit
  apartment complex in
  Memphis, TN                    (e)     413,000    6,690,000   $15,000      11,540         None
Forest Ridge - Phase II,
  328-unit apt. complex
  in Arlington, TX               (e)   2,579,000    8,303,000   $49,061   1,812,065    $(565,960)
Hunter's Glen, 192-unit
  apt. complex in
  St. Louis County, MO           (e)   1,141,750    5,277,250      None     404,756     (264,011)
Marbrisa, 224-unit apt.
  complex in Hills-
  borough County, FL             (e)     890,000    6,300,000      None      87,699       (5,685)
Park Crossing, 280-unit
  apt. complex in
  Gwinnett County, GA            (e)   1,260,000    9,623,000      None     727,943         None
Steeplechase, 296-unit
  apt. complex in
  Lexington-Fayette, KY          (e)   1,493,779    7,106,221      None     447,095     (333,696)
Willow Bend Lake,
  360-unit apt.
  complex in East Baton
  Rouge Parish, LA               (e)   1,799,200    9,437,800   125,468   1,829,522     (550,285)
                                     -----------  -----------  --------  ----------  -----------

    Total                            $10,818,729  $57,720,271  $189,529  $6,053,844  $(1,719,637)
                                     ===========  ===========  ========  ==========  ===========

                                  BALCOR REALTY INVESTORS 85-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1994
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
 ------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre
                            ----------------------------                                    ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
-------------------       --------  ----------   ----------   ---------  ---------  ----- --------------
Chestnut Ridge - Phase I,
  192-unit apt. complex
  in Fort Worth, TX     $1,244,215  $5,714,009   $6,958,224  $2,318,455     1985    8/83        (f)
Country Oaks, 200-unit
  apartment complex in
  Memphis, TN              413,489   6,716,051    7,129,540   2,588,532     1985    9/85        (f)
Forest Ridge - Phase II,
  328-unit apt. complex
  in Arlington, TX       2,464,557   9,712,609   12,177,166   3,841,906     1985    10/83       (f)
Hunter's Glen, 192-unit
  apt. complex in
  St. Louis County, MO   1,096,602   5,463,143    6,559,745   2,116,734     1985    1/85        (f)
Marbrisa, 224-unit apt.
  complex in Hills-
  borough County, FL       890,630   6,381,384    7,272,014   2,347,700     1985    1/85        (f)
Park Crossing, 280-unit
  apt. complex in
  Gwinnett County, GA    1,261,598  10,349,345   11,610,943   3,714,337     1985    4/85        (f)
Steeplechase, 296-unit
  apt. complex in
  Lexington-Fayette, KY  1,436,769   7,276,630    8,713,399   3,020,090     1985    1/85        (f)
Willow Bend Lake,
  360-unit apt.
  complex in East Baton
  Rouge Parish, LA       1,717,327  10,924,378   12,641,705   4,304,244     1985    6/84        (f)
                       ----------- -----------  ----------- -----------

    Total              $10,525,187 $62,537,549  $73,062,736 $24,251,998
                       =========== ===========  =========== ===========

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction-period interest.

(b) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

(c) The aggregate cost of land for Federal income tax purposes is $10,794,040 and the aggregate cost of buildings and improvements for Federal income tax purposes is $25,119,265. The total of the above-mentioned is $35,913,305.

(d)                             Reconciliation of Real Estate
                                -----------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $73,062,736  $86,739,075  $86,739,075

     Additions during year:
       Improvements                        None      140,468         None

     Cost of real estate sold              None  (13,816,807)        None
                                    -----------  -----------  -----------
     Balance at end of year         $73,062,736  $73,062,736  $86,739,075
                                    ===========  ===========  ===========

                           Reconciliation of Accumulated Depreciation
                           ------------------------------------------


                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $22,366,015  $24,668,835  $22,404,938
     Depreciation expense for
       the year                       1,885,983    2,051,056    2,263,897
     Accumulated depreciation of
       real estate sold                   None    (4,353,876)        None
                                     ----------   ----------   ----------

     Balance at end of year         $24,251,998  $22,366,015  $24,668,835
                                    ===========  ===========  ===========

(e) See description of Mortgage Notes Payable in Note 3 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements              30
               Furniture and fixtures                  5