Form 10-Q
period 1995-03-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1995-05-15
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                 BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                   (Unaudited)

                                    ASSETS

                                                 1995             1994
                                            --------------   -------------
Cash and cash equivalents                   $     599,385    $    600,949
Restricted investments                            480,000         480,000
Escrow deposits                                 1,187,077       1,041,462
Accounts and accrued interest receivable          222,263         183,575
Deferred expenses, principally loan
  financing fees, net of accumulated
  amortization of $374,055 in 1995 and
  $323,605 in 1994                              1,019,621       1,070,071
                                            --------------   -------------
                                                3,508,346       3,376,057
                                            --------------   -------------
Investment in real estate, at cost:
  Land                                         10,525,187      10,525,187
  Buildings and improvements                   62,537,549      62,537,549
                                            --------------   -------------
                                               73,062,736      73,062,736
  Less accumulated depreciation                24,723,494      24,251,998
                                            --------------   -------------
Investment in real estate, net of
  accumulated depreciation                     48,339,242      48,810,738
                                            --------------   -------------
                                            $  51,847,588    $ 52,186,795
                                            ==============   =============

                         LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                   $  12,320,605    $ 12,295,605
Accounts payable                                  114,395         243,758
Due to affiliates                                 450,119         216,455
Accrued liabilities, principally interest
  and real estate taxes                           356,133         423,967
Security deposits                                 235,270         228,573
Loss in excess of investment in joint
  venture with an affiliate                     1,093,139       1,101,982
Mortgage note payable - affiliate               1,673,215       1,673,215
Mortgage notes payable                         51,573,960      51,673,688
                                            --------------   -------------
    Total liabilities                          67,816,836      67,857,243

Partners' deficit (83,936 Limited Partnership
  Interests issued and outstanding)           (15,969,248)    (15,670,448)
                                            --------------   -------------
                                            $  51,847,588    $ 52,186,795
                                            ==============   =============

  The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1995 and 1994
                                   (Unaudited)

                                                 1995             1994
                                            --------------   -------------
Income:
  Rental and service                        $   3,146,803    $  3,096,701
  Interest on short-term investments               16,840          13,493
  Participation in income  of joint
    venture with an affiliate                      22,483           8,647
                                            --------------   -------------
      Total income                              3,186,126       3,118,841
                                            --------------   -------------
Expenses:
  Interest on mortgage notes payable            1,247,158       1,352,810
  Interest on short-term loans from
    affiliate                                     202,866          86,826
  Depreciation                                    471,496         467,359
  Amortization of deferred expenses                50,450         109,888
  Property operating                              974,756       1,005,751
  Real estate taxes                               261,842         249,908
  Property management fees                        154,918         153,746
  Administrative                                  121,440         120,315
                                            --------------   -------------
      Total expenses                            3,484,926       3,546,603
                                            --------------   -------------

Net loss                                    $    (298,800)   $   (427,762)
                                            ==============   =============

Net loss allocated to General Partner       $      (2,988)   $     (4,278)
                                            ==============   =============

Net loss allocated to Limited Partners      $    (295,812)   $   (423,484)
                                            ==============   =============
Net loss per Limited Partnership Interest
  (83,936 issued and outstanding)           $       (3.52)   $      (5.05)
                                            ==============   =============

  The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
               for the quarters ended March 31, 1995 and 1994
                                (Unaudited)

                                                 1995             1994
                                            --------------   -------------
Operating activities:
  Net loss                                  $    (298,800)   $   (427,762)
  Adjustments to reconcile net loss to
    net cash provided by or used in
    operating activities:
      Participation in income of joint
        venture with an affiliate                 (22,483)         (8,647)
      Depreciation of properties                  471,496         467,359
      Amortization of deferred expenses            50,450         109,888
      Deferred interest expense                    74,376         103,525
      Payment of deferred
        interest expense                          (10,477)       (450,185)
      Net change in:
        Escrow deposits                          (145,615)        108,596
        Accounts and accrued interest
          receivable                              (38,688)        168,920
        Accounts payable                         (129,363)        (16,609)
        Due to affiliates                         233,664          56,050
        Accrued liabilities                      (131,733)       (156,129)
        Security deposits                           6,697           2,620
                                            --------------   -------------
 Net cash provided by or used in
    operating activities                           59,524         (42,374)
                                            --------------   -------------

Investing activity:
  Distribution from joint
    venture with an affiliate                      13,640          15,382
                                            --------------    ------------
  Cash provided by investing
    activity                                       13,640          15,382
                                            --------------    ------------

Financing activities:
  Proceeds from issuance of mortgage note
    payable                                                     3,694,000
  Repayment of loans payable - affiliate                         (220,640)
  Proceeds from loans payable - affiliate          25,000
  Repayment of mortgage notes
    payable - affiliates                                         (214,084)
  Repayment of mortgage note payable                           (3,029,731)
  Principal payments on mortgage notes
    payable                                       (99,728)        (75,217)
  Funding of repair escrow                                        (18,600)
  Payment of deferred expenses                                    (89,666)
                                            --------------   -------------

  Net cash used in or provided by financing
    activities                                    (74,728)         46,062
                                            --------------   -------------

Net change in cash and cash equivalents            (1,564)         19,070
Cash and cash equivalents at beginning of
  period                                          600,949       1,192,138
                                            --------------   -------------
Cash and cash equivalents at end of period  $     599,385    $  1,211,208
                                            ==============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred interest expense on non-affiliated mortgage notes payable of $1,172,782 and $1,162,984 and paid interest expense of $1,172,782 and $1,162,984, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     ----------  ---------

    Reimbursement of expenses to
      the General Partner, at cost        None   $123,458

In July 1994, the Partnership repaid loans to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner, on the Forest Ridge - Phase II Apartments. In March 1994, the Partnership partially repaid and refinanced the balance of the Chestnut Ridge - Phase I Apartments affiliated mortgage loans.

The Partnership incurred interest expense on the BREHI loans of $74,376 and $189,826 and paid interest expense of $10,477 and $536,486 during the quarters ended March 31, 1995 and 1994, respectively. Interest expense of $94,395 was payable as of March 31, 1995 and is included in accrued liabilities on the balance sheet.

As of March 31, 1995, the Partnership owes $12,320,605 to the General Partner in connection with the funding of additional working capital and other Partnership obligations, of which $25,000 was borrowed during the quarter ended March 31, 1995. This amount included $480,000 which was borrowed to pledge as collateral relating to the Country Oaks mortgage loan. The Partnership incurred interest expense of $202,866 and $86,826, and paid interest expense of $7,682 and $92,853 during the quarters ended March 31, 1995 and 1994, respectively, in connection with these loans. As of March 31, 1995, interest expense of $326,661 was payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1995, this rate was 6.552%.

4. Restricted Investment:

As of March 31, 1995, the Partnership had cash of $480,000 pledged as collateral relating to the Country Oaks mortgage loan. The amount pledged was invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution with interest earned on the investment accumulating to the benefit of the Partnership. The pledged collateral was released in April 1995.

                      BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. The Partnership has since disposed of five of these properties. The Partnership continues to own eight remaining properties and a minority joint venture interest in one property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Summary of Operations
- - ---------------------

Improved property operations at several of the Partnership's properties caused the net loss to decrease during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

Operations
- - ----------

1995 Compared to 1994
- - ---------------------

In connection with the 1994 refinancings of the properties' mortgage loans, the Partnership retired and replaced $4,215,546 of affiliated mortgage notes payable related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes with proceeds from both third party mortgage loans and loans from the General Partner. As a result, interest expense on mortgage notes payable decreased and interest expense on short-term loans from affiliates increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to the refinancing of the mortgage loans collateralized by Chestnut Ridge - Phase I during March 1994, deferred expenses related to the previous loan were fully amortized. As a result, amortization of deferred expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Rental income increased at the Rosehill Pointe Apartments due to higher rental rates. As a result, participation in income of joint venture with an affiliate increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership remained relatively unchanged as of March 31, 1995 when compared to December 31, 1994. The Partnership's operating activities consisted primarily of cash flow generated from property operations, which was partially offset by the payment of administrative expenses and short-term interest expense. The Partnership's investing activity consists of a distribution from the joint venture with an affiliate, while its financing activities included additional borrowings from the General Partner and the payment of principal on mortgage notes payable.

The Partnership owes approximately $12,321,000 to the General Partner at March 31, 1995 in connection with the funding of operating deficits and other working capital requirements. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994, seven of the Partnership's eight remaining properties generated positive cash flow. In addition, the property in which the Partnership holds a minority joint venture interest generated positive cash flow during these periods. The Country Oaks Apartments generated positive cash flow during the quarter ended March 31, 1995 as compared to a marginal deficit during the same period in 1994 due to decreased landscaping costs. The Marbrisa Apartments, which generated positive cash flow during the quarter ended March 31, 1994, operated at a marginal deficit during the same period in 1995 primarily due to higher repairs and maintenance costs required by the terms of the 1993 mortgage loan refinancing.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 89% to 97%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                          By: /s/Brian Parker
                              ----------------------------------
                              Brian Parker
                              Senior Vice President, and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners-XVII, the General Partner





Date:  May 12, 1995
       -------------------------