Form 10-Q
period 1995-06-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1995-08-14
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-14351
                       -------

                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3327917
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


2355 Waukegan Rd.
Bannockburn, Illinois 60015                               60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                      --------------

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

                             BALANCE SHEETS
                  June 30, 1995 and December 31, 1994
                              (Unaudited)

                                 ASSETS
                                                    1995          1994
                                               -------------  -------------
Cash and cash equivalents                      $    920,786   $    600,949
Restricted investments                                             480,000
Escrow deposits                                   1,777,022      1,041,462
Accounts and accrued interest receivable                           183,575
Prepaid expenses                                     94,091
Deferred expenses, principally loan
  financing fees, net of accumulated
  amortization of $324,265 in 1995 and
  $323,605 in 1994                                1,149,050      1,070,071
                                               -------------  -------------
                                                  3,940,949      3,376,057
                                               -------------  -------------
Investment in real estate, at cost:
  Land                                           10,525,187     10,525,187
  Buildings and improvements                     62,537,549     62,537,549
                                               -------------  -------------
                                                 73,062,736     73,062,736
  Less accumulated depreciation                  25,194,991     24,251,998
                                               -------------  -------------
Investment in real estate, net of
  accumulated depreciation                       47,867,745     48,810,738
                                               -------------  -------------
                                               $ 51,808,694   $ 52,186,795
                                               =============  =============



  The accompanying notes are an integral part of the financial statements.

                 BALCOR REALTY INVESTORS 85-SERIES II
                  A REAL ESTATE LIMITED PARTNERSHIP
                  (An Illinois Limited Partnership)

                             BALANCE SHEETS
                  June 30, 1995 and December 31, 1994
                              (Unaudited)
                              (Continued)


                   LIABILITIES AND PARTNERS' DEFICIT


Loans payable - affiliate                      $ 11,895,605   $ 12,295,605
Accounts payable                                    136,828        243,758
Due to affiliates                                   535,289        216,455
Accrued liabilities, principally interest
  and real estate taxes                             641,379        423,967
Security deposits                                   233,516        228,573
Loss in excess of investment in joint
  venture with an affiliate                       1,123,490      1,101,982
Mortgage note payable - affiliate                 1,673,215      1,673,215
Mortgage notes payable                           52,005,919     51,673,688
                                               -------------  -------------
    Total liabilities                            68,245,241     67,857,243

Partners' deficit (83,936 Limited Partnership
  Interests issued and outstanding)             (16,436,547)   (15,670,448)
                                               -------------  -------------
                                               $ 51,808,694   $ 52,186,795
                                               =============  =============







  The accompanying notes are an integral part of the financial statements.

                 BALCOR REALTY INVESTORS 85-SERIES II
                  A REAL ESTATE LIMITED PARTNERSHIP
                  (An Illinois Limited Partnership)

                   STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                             (Unaudited)


                                                    1995          1994
                                               -------------  -------------
Income:
  Rental and service                           $  6,359,979   $  6,328,594
  Interest on short-term investments                 33,051         29,380
  Participation in income of joint venture
   with an affiliate                                 33,246         19,531
                                               -------------  -------------
      Total income                                6,426,276     6,377,505
                                               -------------  -------------

Expenses:
  Interest on mortgage notes payable              2,525,619      2,659,371
  Interest on short-term loans from affiliate       409,009        180,910
  Depreciation                                      942,993        942,993
  Amortization of deferred expenses                 103,911        160,337
  Property operating                              2,103,845      2,071,537
  Real estate taxes                                 523,487        496,230
  Property management fees                          315,060        308,997
  Administrative                                    268,451        313,847
                                               -------------  -------------
      Total expenses                              7,192,375      7,134,222
                                               -------------  -------------

Net loss                                       $   (766,099)  $   (756,717)
                                               =============  =============

Net loss allocated to General Partner          $     (7,661)  $     (7,567)
                                               =============  =============

Net loss allocated to Limited Partners         $   (758,438)  $   (749,150)
                                               =============  =============
Net loss per Limited Partnership Interest
  (83,936 issued and outstanding)              $      (9.04)  $      (8.93)
                                               =============  =============




  The accompanying notes are an integral part of the financial statements.

                 BALCOR REALTY INVESTORS 85-SERIES II
                  A REAL ESTATE LIMITED PARTNERSHIP
                  (An Illinois Limited Partnership)

                   STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                              (Unaudited)


                                                    1995          1994
                                               -------------  -------------
Income:
  Rental and service                           $  3,213,176   $  3,231,893
  Interest on short-term investments                 16,211         15,887
  Participation in income of joint venture
    with an affiliate                                10,763         10,884
                                               -------------  -------------
      Total income                                3,240,150      3,258,664
                                               -------------  -------------

Expenses:
  Interest on mortgage notes payable              1,278,461      1,306,561
  Interest on short-term loans from affiliate       206,143         94,084
  Depreciation                                      471,497        475,634
  Amortization of deferred expenses                  53,461         50,449
  Property operating                              1,129,089      1,065,786
  Real estate taxes                                 261,645        246,322
  Property management fees                          160,142        155,251
  Administrative                                    147,011        193,532
                                               -------------  -------------
      Total expenses                              3,707,449      3,587,619
                                               -------------  -------------

Net loss                                       $   (467,299)  $   (328,955)
                                               =============  =============

Net loss allocated to General Partner          $     (4,673)  $     (3,289)
                                               =============  =============

Net loss allocated to Limited Partners         $   (462,626)  $   (325,666)
                                               =============  =============
Net loss per Limited Partnership Interest
  (83,936 issued and outstanding)              $      (5.52)  $      (3.88)
                                               =============  =============





  The accompanying notes are an integral part of the financial statements.

                 BALCOR REALTY INVESTORS 85-SERIES II
                  A REAL ESTATE LIMITED PARTNERSHIP
                  (An Illinois Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                              (Unaudited)



                                                    1995          1994
                                               -------------  -------------
Operating activities:
  Net loss                                     $   (766,099)  $   (756,717)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Participation in income of joint venture
        with an affiliate                           (33,246)       (19,531)
      Depreciation of properties                    942,993        942,993
      Amortization of deferred expenses             103,911        160,337
      Deferred interest expense                     118,786        163,365
      Payment of deferred interest expense          (31,382)      (450,185)
      Net change in:
        Escrow deposits                            (578,060)      (225,496)
        Accounts and accrued interest
          receivable                                183,575        197,889
        Prepaid expenses                            (94,091)
        Accounts payable                           (106,930)       (21,759)
        Due to affiliates                           318,834        147,113
        Accrued liabilities                         130,008         91,599
        Security deposits                             4,943         (1,508)
                                               -------------  -------------
  Net cash provided by operating activities         193,242        228,100
                                               -------------  -------------
Investing activities:
  Distributions from joint venture with
    an affiliate                                     54,754         50,508
  Redemption of restricted investments              480,000
                                               -------------  -------------
  Cash provided by investing activities:            534,754         50,508
                                               -------------  -------------





  The accompanying notes are an integral part of the financial statements.

                 BALCOR REALTY INVESTORS 85-SERIES II
                  A REAL ESTATE LIMITED PARTNERSHIP
                  (An Illinois Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                              (Unaudited)
                              (Continued)



                                                    1995          1994
                                               -------------  -------------
Financing activities:
  Proceeds from issuance of mortgage
    notes payable                                 6,010,000      3,694,000
  Repayment of loans payable - affiliate           (480,000)      (539,293)
  Proceeds from loans payable - affiliate            80,000
  Repayment of mortgage notes payable -
    affiliates                                                    (214,084)
  Repayment of mortgage notes payable            (5,480,512)    (3,029,731)
  Principal payments on mortgage notes payable     (197,257)      (156,127)
  Funding of repair escrows                        (157,500)       (18,600)
  Payment of deferred expenses                     (182,890)       (89,666)
                                               -------------  -------------
  Net cash used in financing activities            (408,159)      (353,501)
                                               -------------  -------------

Net change in cash and cash equivalents             319,837        (74,893)
Cash and cash equivalents at beginning
  of period                                         600,949      1,192,138
                                               -------------  -------------
Cash and cash equivalents at end of period     $    920,786   $  1,117,245
                                               =============  =============











  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $2,406,832 and $2,302,451, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                     Paid
                                     -----------------------
                                     Six Months   Quarter    Payable
                                     ----------- --------- ----------
   Reimbursement of expenses to
     the General Partner, at cost      $170,125  $170,125     $7,474


In July 1994, the Partnership repaid loans to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner, on the Forest Ridge - Phase II Apartments. In March 1994, the Partnership partially repaid and refinanced the balance of the Chestnut Ridge - Phase I Apartments affiliated mortgage loans.

The Partnership incurred interest expense on the BREHI loans of $118,786 and $356,920 and paid interest expense of $31,382 and $643,738 during the six months ended June 30, 1995 and 1994, respectively. Interest expense of $117,900 was payable as of June 30, 1995 and is included in accrued liabilities on the balance sheet.

As of June 30, 1995, the Partnership owes $11,895,605 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. The Partnership made a net repayment of $400,000 to the General Partner during the six months ended June 30, 1995.


The Partnership incurred interest expense of $409,009 and $180,910, and paid interest expense of $17,040 and $129,548 during the six months ended June 30, 1995 and 1994, respectively, in connection with these loans. As of June 30, 1995, interest expense of $527,815 was payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1995, this rate was 6.542%.

4. Loan Refinancing:

In June 1995, the Country Oaks Apartments first mortgage loan was refinanced. The interest rate decreased from 10.0% to 7.655%, the maturity date was extended from October 1995 to July 2002 and the monthly payments decreased from $50,153 to $42,663. A portion of the proceeds from the new $6,010,000 first mortgage loan were used to repay the existing first mortgage loan of $5,480,512.

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

Operations
----------

Summary of Operations
---------------------

No material events occurred that affected the Partnership's operations during the six months ended June 30, 1995. Further discussion of the Partnership's operations is summarized below.


1995 Compared to 1994
---------------------

In connection with the 1994 refinancings of the properties' mortgage loans, the Partnership retired and replaced $4,215,546 of affiliated mortgage notes payable related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes with proceeds from both third party mortgage loans and loans from the General Partner. As a result, interest expense on mortgage notes payable decreased and interest expense on short-term loans from affiliates increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The Partnership paid a prepayment penalty in connection with the Country Oaks Apartments refinancing in June 1995 which partially offset the decrease in interest expense on mortgage notes payable.

Due to the refinancing of the mortgage loans collateralized by Chestnut Ridge - Phase I in March 1994, deferred expenses related to the previous loan were fully amortized. As a result, amortization of deferred expenses decreased during the six months ended June 30, 1995 as compared to the same period in 1994.

Decreased accounting and consulting fees resulted in a decrease in administrative expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Rental income increased at the Rosehill Pointe Apartments due to higher rental rates. As a result, participation in income of joint venture with an affiliate increased during the six months ended June 30, 1995 as compared to the same period in 1994.


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of June 30, 1995 when compared to December 31, 1994. The Partnership's operating activities consisted primarily of cash flow generated from property operations, which was partially offset by the payment of administrative expenses and short-term interest expense. The Partnership's investing activities consisted of distributions from the joint venture with an affiliate and the release of the cash collateral related to the Country Oaks Apartments mortgage loan in April 1995, which was used in the Partnership's financing activities to repay a portion of the loans owed to the General Partner. Financing activities also included additional borrowings from the General Partner, the payment of principal on mortgage notes payable and the net proceeds from the Country Oaks Apartments mortgage loan refinancing, which were partially used to fund repair escrows and financing fees.

The Partnership owes approximately $11,896,000 to the General Partner at June 30, 1995 in connection with the funding of operating deficits and other working capital requirements. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, seven of the Partnership's eight remaining properties generated positive cash flow. In addition, the property in which the Partnership holds a minority joint venture interest generated positive cash flow during these periods. The Marbrisa Apartments generated positive cash flow during the six months ended June 30,

1995 as compared to a marginal deficit during the same period in 1994 due to lower repair and maintenance expenditures.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 94% to 100%, except for the Forest Ridge - Phase II Apartments which had an occupancy rate of 89%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

The Partnership's properties are owned through the use of third-party and affiliate mortgage loan financings and therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, the Partnership has no third party financing which matures prior to 1998.

In June 1995, the Country Oaks Apartments first mortgage loan was refinanced. See Note 4 of Notes to Financial Statements for additional information.

A restricted deposit in the amount of $480,000 was pledged as additional collateral related to the mortgage loan on the Country Oaks Apartments. The amount pledged as collateral was invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution and interest earned on this amount accumulated to the benefit of the Partnership. In April 1995, this restricted deposit was released and the accumulated interest was paid to the Partnership.

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

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                         By:  /s/Brian D. Parker
                              ----------------------------------
                              Brian D. Parker
                              Senior Vice President, and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners-XVII, the General Partner





Date:  August 11, 1995
       -------------------------