Form 10-Q
period 1995-09-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1995-11-14
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                  1995            1994
                                              -------------   ------------
Cash and cash equivalents                    $   1,159,987   $    600,949
Restricted investments                                            480,000
Escrow deposits                                  1,721,155      1,041,462
Accounts and accrued interest receivable                          183,575
Prepaid expenses                                   227,243
Deferred expenses, principally loan
  financing fees, net of accumulated
  amortization of $376,841 in 1995 and
  $323,605 in 1994                               1,076,423      1,070,071
                                              -------------   ------------
                                                 4,184,808      3,376,057
                                              -------------   ------------
Investment in real estate, at cost:
  Land                                          10,525,187     10,525,187
  Buildings and improvements                    62,537,549     62,537,549
                                              -------------   ------------
                                                73,062,736     73,062,736
  Less accumulated depreciation                 25,666,487     24,251,998
                                              -------------   ------------
Investment in real estate, net of
  accumulated depreciation                      47,396,249     48,810,738
                                              -------------   ------------
                                             $  51,581,057   $ 52,186,795
                                              =============   ============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                    $  11,900,605   $ 12,295,605
Accounts payable                                   106,514        243,758
Due to affiliates                                  756,073        216,455
Accrued liabilities, principally interest
  and real estate taxes                            761,698        423,967
Security deposits                                  238,033        228,573
Loss in excess of investment in joint
  venture with an affiliate                      1,141,677      1,101,982
Mortgage note payable - affiliate                1,673,215      1,673,215
Mortgage notes payable                          51,902,193     51,673,688
                                              -------------   ------------
    Total liabilities                           68,480,008     67,857,243

Partners' deficit (83,936 Limited Partnership
  Interests issued and outstanding)            (16,898,951)   (15,670,448)
                                              -------------   ------------
                                             $  51,581,057   $ 52,186,795
                                              =============   ============
The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                             --------------  -------------
Income:
  Rental and service                         $   9,659,722   $  9,400,531
  Interest on short-term investments                52,113         43,402
  Participation in income (loss) of joint
   venture with an affiliate                        16,574           (109)
                                             --------------  -------------
      Total income                               9,728,409      9,443,824
                                             --------------  -------------

Expenses:
  Interest on mortgage notes payable             3,710,260      3,923,809
  Interest on short-term loans from affiliates     611,146        375,992
  Depreciation                                   1,414,489      1,414,488
  Amortization of deferred expenses                156,489        225,959
  Property operating                             3,386,151      3,171,378
  Real estate taxes                                785,764        732,550
  Property management fees                         478,700        470,127
  Administrative                                   413,913        468,053
                                             --------------  -------------
      Total expenses                            10,956,912     10,782,356
                                             --------------  -------------

Net loss                                     $  (1,228,503)  $ (1,338,532)
                                             ==============  =============

Net loss allocated to General Partner        $     (12,285)  $    (13,385)
                                             ==============  =============

Net loss allocated to Limited Partners       $  (1,216,218)  $ (1,325,147)
                                             ==============  =============
Net loss per Limited Partnership Interest
  (83,936 issued and outstanding)            $      (14.49)  $     (15.79)
                                             ==============  =============











The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)


                                                  1995            1994
                                             --------------  -------------
Income:
  Rental and service                         $   3,299,743   $  3,071,937
  Interest on short-term investments                19,062         14,022
                                             --------------  -------------
      Total income                               3,318,805      3,085,959
                                             --------------  -------------

Expenses:
  Interest on mortgage notes payable             1,184,641      1,264,438
  Interest on short-term loans from affiliates     202,137        195,082
  Depreciation                                     471,496        471,495
  Amortization of deferred expenses                 52,578         65,622
  Property operating                             1,282,306      1,099,841
  Real estate taxes                                262,277        236,320
  Property management fees                         163,640        161,130
  Administrative                                   145,462        154,206
  Participation in loss of joint venture
    with an affiliate                               16,672         19,640
                                             --------------  -------------
      Total expenses                             3,781,209      3,667,774
                                             --------------  -------------

Net loss                                     $    (462,404)  $   (581,815)
                                             ==============  =============

Net loss allocated to General Partner        $      (4,624)  $     (5,818)
                                             ==============  =============

Net loss allocated to Limited Partners       $    (457,780)  $   (575,997)
                                             ==============  =============
Net loss per Limited Partnership Interest
  (83,936 issued and outstanding)            $       (5.46)  $      (6.86)
                                             ==============  =============











The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                             --------------  -------------
Operating activities:
  Net loss                                   $  (1,228,503)  $ (1,338,532)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Participation in (income) loss of joint
        venture with an affiliate                  (16,574)           109
      Depreciation of properties                 1,414,489      1,414,488
      Amortization of deferred expenses            156,489        225,959
      Deferred interest expense                    150,205        195,655
      Payment of deferred interest expense        (134,265)      (681,731)
      Net change in:
        Escrow deposits                           (522,193)      (356,202)
        Accounts and accrued interest
          receivable                               183,575        183,358
        Prepaid expenses                          (227,243)
        Accounts payable                          (137,244)       (40,084)
        Due to affiliates                          539,618        321,711
        Accrued liabilities                        321,791        249,370
        Security deposits                            9,460         (5,081)
                                             --------------  -------------
  Net cash provided by operating activities        509,605        169,020
                                             --------------  -------------
Investing activities:
  Distributions from joint venture with
    an affiliate                                    56,269         87,535
  Redemption of restricted investments             480,000
                                             --------------  -------------
  Cash provided by investing activities:           536,269         87,535
                                             --------------  -------------
Financing activities:
  Proceeds from issuance of mortgage
    notes payable                                6,010,000     11,664,000
  Repayment of loans payable - affiliate          (480,000)      (539,293)
  Proceeds from loans payable - affiliate           85,000        577,267
  Repayment of mortgage notes payable -
    affiliates                                                 (1,592,538)
  Repayment of mortgage notes payable           (5,480,512)    (9,389,731)
  Principal payments on mortgage notes payable    (300,983)      (247,290)
  Funding of repair escrows                       (157,500)      (212,150)
  Payment of deferred expenses                    (162,841)      (308,817)
                                             --------------  -------------
  Net cash used in financing activities           (486,836)       (48,552)
                                             --------------  -------------

Net change in cash and cash equivalents            559,038        208,003
Cash and cash equivalents at beginning
  of period                                        600,949      1,192,138



                                             --------------  -------------
Cash and cash equivalents at end of period   $   1,159,987   $  1,400,141
                                             ==============  =============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $3,560,056 and $3,505,125, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                           Paid
                                    ------------------------
                                    Nine Months    Quarter    Payable
                                    ------------  ----------  -----------
   Reimbursement of expenses to
     the General Partner, at cost       $197,452     $27,327      $25,502


In July 1994, the Partnership repaid loans to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner, on the Forest Ridge - Phase II Apartments. In March 1994, the Partnership partially repaid and refinanced the balance of the Chestnut Ridge - Phase I Apartments affiliated mortgage loans.

The Partnership incurred interest expense on the BREHI loans of $150,205 and $492,403 and paid interest expense of $134,265 and $904,707 during the nine months ended September 30, 1995 and 1994, respectively. Interest expense of $46,436 was payable as of September 30, 1995 and is included in accrued liabilities on the balance sheet.

As of September 30, 1995, the Partnership owes $11,900,605 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. The Partnership made a net repayment of $395,000 to the General Partner during the nine months ended September 30, 1995. The Partnership incurred interest expense of $611,146 and $302,373, and paid interest expense of $14,764 and $182,057 during the nine months ended September 30, 1995 and 1994, respectively, in connection with these loans. As of September 30, 1995, interest expense of $730,571 was payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1995, this rate was 6.307%.

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

Operations
----------

Summary of Operations
---------------------

No material events occurred which significantly impacted the net loss of the Partnership during the nine months ended September 30, 1995. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the quarter and nine months ended September 30, 1995 and 1994.

In connection with the 1994 refinancings of the properties' mortgage loans, the Partnership retired and replaced $4,215,546 of affiliate mortgage notes payable related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes with proceeds from both third party mortgage loans and loans from the General Partner. As a result, interest expense on mortgage notes payable decreased and interest expense on short-term loans from affiliates increased during 1995 as compared to 1994. The Partnership paid a prepayment penalty in connection with the Country Oaks Apartments refinancing in June 1995 which partially offset the decrease in interest expense on mortgage notes payable.

Due to the refinancing of the mortgage loans collateralized by Chestnut Ridge - Phase I in March 1994, deferred expenses related to the previous loan were fully amortized. As a result, amortization of deferred expenses decreased during 1995 as compared to 1994.

Property operating expense increased during 1995 when compared to 1994 due to expenditures for structural repairs at the Forest Ridge - Phase II apartment complex and for floor coverings at the Willow Bend Lake apartment complex. In addition, the Partnership incurred higher insurance premiums at the Willow Bend Lake apartment complex.

Real estate tax expense increased during 1995 when compared to 1994 due to an increase in the assessed values of the Marbrisa and Park Crossing apartment complexes.

Professional fees incurred in 1994 related to refinancings resulted in a decrease in administrative expenses during 1995 as compared to 1994.

Rental income increased at the Rosehill Pointe Apartments due to higher rental rates, resulting in, participation in income of joint venture with an affiliate during the nine months ended September 30, 1995 as compared to a loss for the same period in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 when compared to December 31, 1994 primarily from increased cash flow from operations of the Partnership's properties.

The Partnership owes approximately $11,900,000 to the General Partner at September 30, 1995 in connection with the funding of operating deficits and other working capital requirements. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to Limited Partners. The Partnership made a net repayment of $395,000 to the General Partner during the nine months ended September 30, 1995.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, six of the Partnership's eight remaining properties generated positive cash flow. The Chestnut Ridge - Phase I Apartments generated a marginal cash flow deficit in both 1995 and 1994. The Marbrisa Apartments generated positive cash flow during 1995 as compared to a marginal deficit during 1994 due to lower repair and maintenance costs. The Forest Ridge - Phase II Apartments generated a marginal deficit during 1995 as compared to positive cash flow during 1994 due to increased expenditures for structural repairs. In addition, the property in which the Partnership holds a minority joint venture interest generated positive cash flow in both 1995 and 1994.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's properties ranged from 93% to 100%. Despite improvements during 1994 and 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the Prospectus.

The Partnership's properties are owned through the use of third-party and affiliate mortgage loans and therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, the Partnership has no third party financing which matures prior to 1998.

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

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions to investors will depend on improved cash flow from the Partnership's remaining properties, the repayment of loans to the General Partner and proceeds from future property sales, as to which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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





Date:  November 14, 1995
       -------------------------