Form 10-K
period 1995-12-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1996-03-29
CIK 759831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-14351
                       -------

                     BALCOR REALTY INVESTORS 85-SERIES II
                        A REAL ESTATE LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                        36-3327917
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

2355 Waukegan
Bannockburn, Illinois                                        60015
----------------------------------------              -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
----------------

Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $83,936,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of real property, and all information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional property. The Registrant has since disposed of five of these properties. As of December 31, 1995, the Registrant owned the eight properties and the minority joint venture interest described under "Item 2. Properties". The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's properties.

Activity for the purchase of limited partnership interests ("tender offer") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General

Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

During 1995, the Registrant completed the refinancing of the Country Oaks Apartments mortgage note payable. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XVII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1995, the Registrant owns the eight properties described below:

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

The Registrant also holds a 38.38% minority joint venture interest in Rosehill Pointe Apartments located in Lenexa, Kansas. See Note 9 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. The Registrant has not made distributions to date to investors. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 7,384.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  ------------------------------------------------------------
                      1995       1994        1993        1992        1991
                  ----------- ----------- ----------- ----------- ------------
Total income       $13,107,902 $12,877,418 $13,143,237 $14,216,484 $13,083,391
Loss before gain
  on sale of
  property          (1,479,430) (2,019,363) (2,299,675) (2,647,166) (3,666,743)
Net (loss) income   (1,479,430) (2,019,363)  1,348,884  (2,647,166) (3,666,743)
Net (loss) income
  per Limited
  Partnership
  Interest              (17.45)     (23.82)      15.91      (31.22)     (43.25)
Total assets        51,038,768  52,186,795  54,690,993  65,783,386  70,528,914
Mortgage notes
  payable           53,469,385  53,346,903  57,225,506  65,457,125  66,975,920


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Improved property operations at several of the properties owned by Balcor Realty Investors 85 - Series II A Real Estate Limited Partnership (the "Partnership") was the primary reason the net loss decreased during 1995 as compared to 1994. During 1993, the Partnership recognized a gain in connection with the sale of Playa Palms Apartments. This caused the Partnership to recognize net income during 1993 as compared to a net loss during 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The Partnership was able to achieve higher rental rates at most of the Partnership's properties in 1995. As a result, rental and service income increased at these properties during 1995 as compared to 1994.

In connection with the 1994 refinancings of certain of the properties' mortgage loans, the Partnership retired $2,274,269, including deferred interest, and replaced $4,215,546 of affiliate mortgage notes payable related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes with proceeds from both third party mortgage loans and short-term loans from the General Partner. As a result, interest expense on mortgage notes payable decreased and interest expense on short-term loans from affiliates increased during 1995 as compared to 1994. The Partnership paid a prepayment penalty in connection with the Country Oaks Apartments refinancing in June 1995 which partially offset the decrease in interest expense on mortgage notes payable.

Due to the refinancing of the mortgage loans collateralized by Chestnut Ridge - Phase I in 1994, deferred expenses related to the previous loan were fully amortized. As a result, amortization of deferred expenses decreased during 1995 as compared to 1994.

Professional fees incurred in 1994 related to refinancings and legal fees relating to the Park Crossing Apartments settlement incurred in 1994 resulted in a decrease in administrative expenses during 1995 as compared to 1994.

Rental income increased at the Rosehill Pointe Apartments due to higher rental rates, resulting in participation in income of joint venture with an affiliate during 1995 as compared to participation in loss of joint venture with an affiliate in 1994.

1994 Compared to 1993
---------------------

The July 1993 sale of Playa Palms Apartments caused decreases in rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, real estate taxes and property management fees during 1994 as compared to 1993. These decreases were offset by, or were in addition to, other activity as described below.

The Partnership was able to achieve higher rental rates at most of the Partnership's eight remaining properties. As a result, rental and service income, as well as the related property management fees, increased at these properties during 1994, which partially offset the decreases due to the sale of Playa Palms Apartments.

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

Increased insurance premiums at all of the Partnership's properties during 1994, as well as significantly higher maintenance and repairs expenses at the Marbrisa Apartments as required by the 1993 mortgage refinancing, offset the decrease in property operating expense due to the sale of Playa Palms Apartments and exterior painting and parking lot repairs during 1993 at the Hunter's Glen Apartments.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1995 when compared to December 31, 1994. The Partnership's operating activities consisted primarily of cash flow generated from property operations, which was partially offset by the payment of administrative expenses, short-term interest expense and deferred interest expense. The Partnership's investing activities consisted of the release of the Country Oaks Apartments restricted investment and distributions from the joint venture with an affiliate. The Partnership's financing activities included the refinancing of the Country Oaks Apartments mortgage loan. The proceeds from the new first mortgage loan were used to repay the previous first mortgage loan and to fund required repair escrows and related financing costs. Additional financing activities included payment of principal on mortgage notes payable and a net repayment of a portion of the loans from the General Partner.

The Partnership owes approximately $11,901,000 to the General Partner at December 31, 1995 in connection with the funding of operating deficits and other working capital requirements. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments, prior to any distributions to Limited Partners. The Partnership made a net repayment of $395,000 to the General Partner during 1995.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, six of the Partnership's eight remaining properties generated positive cash flow. The Chestnut Ridge - Phase I Apartments generated a marginal cash flow deficit in both 1995 and 1994. The Marbrisa Apartments generated positive cash flow during 1995 as compared to a marginal deficit during 1994 due to lower repair and maintenance costs. The Forest Ridge - Phase II Apartments generated a marginal deficit during 1995 as compared to positive cash flow during 1994 due to increased expenditures for structural repairs. In addition, the property in which the Partnership holds a minority joint venture interest generated positive cash flow in both 1995 and 1994. As of December 31, 1995, the occupancy rates ranged from 95% to 99%.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's properties.

The Partnership's properties are owned through the use of third-party and affiliate mortgage loans and therefore, the Partnership is subject to the financial obligations required by such loans. See Note 4 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other terms related to each of these mortgage loans. As a result of the General Partner's efforts to obtain loan refinancings, the Partnership has no third party financing which matures prior to 1998.

In June 1995, the Country Oaks Apartments first mortgage loan was refinanced. See Note 4 of Notes to Financial Statements for additional information.

In April 1995, a restricted deposit in the amount of $480,000 pledged as additional collateral related to the mortgage loan on the Country Oaks Apartments was released. See Note 7 of Notes to Financial Statements for additional information.

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

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $51,038,768   $30,235,662  $52,186,795 $ 41,006,290
Partners' deficit:
    General Partner     (921,508)  (14,587,833)    (906,714) (14,549,350)
    Limited Partners (16,228,370)  (16,576,162) (14,763,734) (14,363,891)
Net loss:
    General Partner      (14,794)      (38,483)     (20,194)    (580,110)
    Limited Partners  (1,464,636)   (2,212,271)  (1,999,169)  (3,092,338)
    Per Limited Part-
      nership Interest     (17.45)      (26.36)       (23.82)      (36.84)


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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

       TITLE                                OFFICERS
       -----                                --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Partners-XVII, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Partners-XVII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests          1,235 Interests       1.47%

Relatives and affiliates of the partners and officers of the General Partner own 26 additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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

                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Brian D. Parker
                            --------------------------------
                         Brian D. Parker
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners-XVII, the
                         General Partner

Date: March 29, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    ------------------------------     --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVII,
/s/Thomas E. Meador      the General Partner                March 29, 1996
--------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners XVII, the General
/s/Brian D. Parker       Partner                            March 29, 1996
--------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1996

                     BALCOR REALTY INVESTORS -85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                 1995             1994
                                             ------------     ------------
Cash and cash equivalents                  $   1,125,457    $     600,949
Restricted investments                                            480,000
Escrow deposits                                1,693,209        1,041,462
Accounts and accrued interest receivable         143,573          183,575
Prepaid expenses                                 137,929
Deferred expenses, net of accumulated
  amortization of $429,418 in 1995 and
  $323,605 in 1994                             1,013,846        1,070,071
                                             ------------     ------------
                                               4,114,014        3,376,057
                                             ------------     ------------
Investment in real estate:
  Land                                        10,525,187       10,525,187
  Buildings and improvements                  62,537,549       62,537,549
                                             ------------     ------------
                                              73,062,736       73,062,736
  Less accumulated depreciation               26,137,982       24,251,998
                                             ------------     ------------
Investment in real estate, net of
  accumulated depreciation                    46,924,754       48,810,738
                                             ------------     ------------
                                           $  51,038,768    $  52,186,795
                                             ============     ============



LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                  $  11,900,605    $  12,295,605
Accounts payable                                 142,159          243,758
Due to affiliates                                756,004          216,455
Accrued liabilities, principally interest
  and real estate taxes                          480,390          423,967
Security deposits                                233,034          228,573
Loss in excess of investment in joint
  venture with an affiliate                    1,207,069        1,101,982
Mortgage notes payable - affiliates            1,673,215        1,673,215
Mortgage notes payable                        51,796,170       51,673,688
                                             ------------     ------------
    Total liabilities                         68,188,646       67,857,243
                                             ------------     ------------
Limited Partners' deficit (83,936
  Interests issued and outstanding)          (16,228,370)     (14,763,734)
General Partner's deficit                       (921,508)        (906,714)
                                             ------------     ------------
    Total partners' deficit                  (17,149,878)     (15,670,448)
                                             ------------     ------------
                                           $  51,038,768    $  52,186,795
                                             ============     ============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS -85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994, and 1993





                                        Partners' Deficit Accounts
                                 ----------------------------------------
                                                 General       Limited
                                    Total        Partner       Partners
                                 ------------  ------------  ------------

Balance at December 31, 1992   $ (14,999,969)$    (900,009)$ (14,099,960)

Net income for the year
  ended December 31, 1993          1,348,884        13,489     1,335,395
                                 ------------  ------------  ------------
Balance at December 31, 1993     (13,651,085)     (886,520)  (12,764,565)

Net loss for the year
  ended December 31, 1994         (2,019,363)      (20,194)   (1,999,169)
                                 ------------  ------------  ------------
Balance at December 31, 1994     (15,670,448)     (906,714)  (14,763,734)

Net loss for the year
  ended December 31, 1995         (1,479,430)      (14,794)   (1,464,636)
                                 ------------  ------------  ------------
Balance at December 31, 1995   $ (17,149,878)$    (921,508)$ (16,228,370)
                                 ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS -85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994, and 1993


                                     1995          1994          1993
                                 ------------  ------------  ------------
Income:
  Rental and service           $  13,021,575 $  12,521,580 $  12,994,337
  Interest on short-term
    investments                       65,886        67,424        88,477
  Participation in income (loss)
   of joint venture with
   an affiliate                       20,441       (11,586)      (53,447)
  Settlement income                                300,000       113,870
                                 ------------  ------------  ------------
    Total income                  13,107,902    12,877,418    13,143,237
                                 ------------  ------------  ------------

Expenses:
  Interest on mortgage
    notes payable                  4,899,174     5,138,352     6,142,371
  Interest on short - term
    loans from affiliate             815,156       572,915       370,180
  Depreciation                     1,885,984     1,885,983     2,051,056
  Amortization of deferred
    expenses                         209,065       274,282       187,999
  Property operating               4,649,658     4,716,555     4,500,559
  Real estate taxes                  988,743     1,039,756     1,061,532
  Property management fees           644,856       626,989       657,359
  Administrative                     494,696       641,949       471,856
                                 ------------  ------------  ------------
    Total expenses                14,587,332    14,896,781    15,442,912
                                 ------------  ------------  ------------
Loss before gain on sale of
  property                        (1,479,430)   (2,019,363)   (2,299,675)
Gain on sale of property                                       3,648,559
                                 ------------  ------------  ------------
Net (loss) income              $  (1,479,430)$  (2,019,363)$   1,348,884
                                 ============  ============  ============
Net (loss) income allocated to
  General Partner              $     (14,794)$     (20,194)$      13,489
                                 ============  ============  ============
Net (loss) income allocated to
  Limited Partners             $  (1,464,636)$  (1,999,169)$   1,335,395
                                 ============  ============  ============
Net (loss) income per Limited
  Partnership Interest (83,936
  issued and outstanding)      $      (17.45)$      (23.82)$       15.91
                                 ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS -85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993

                                     1995          1994          1993
                                 ------------  ------------  ------------
Operating activities:
  Net (loss) income            $  (1,479,430)$  (2,019,363)$   1,348,884
  Adjustments to reconcile net
    (loss) income to net cash
    provided by or used in
    operating activities:
      Gain on sale of property                                (3,648,559)
      Participation in (income)
        loss of joint venture
        with an affiliate            (20,441)       11,586        53,447
      Depreciation                 1,885,984     1,885,983     2,051,056
      Amortization of deferred
        expenses                     209,065       274,282       187,999
      Deferred interest expense                    196,599       306,255
      Payment of deferred
        interest expense                          (681,731)   (1,392,348)
      Net change in:
        Escrow deposits             (643,654)      178,438      (246,022)
        Accounts and accrued
          interest receivable         40,002       165,810       (27,516)
        Prepaid expenses            (137,929)
        Accounts payable            (101,599)      150,525       (76,283)
        Due to affiliates            539,549       107,590         3,613
        Accrued liabilities           56,423       (10,388)      (83,557)
        Security deposits              4,461       (17,400)      (61,414)
                                 ------------  ------------  ------------
  Net cash provided by or used
    in operating activities          352,431       241,931    (1,584,445)
                                 ------------  ------------  ------------

Investing activities:
  Redemption of restricted
    investments                      480,000                   1,995,000
  Distributions from joint
    ventures with an affiliate       125,528        93,467        30,848
  Proceeds from sale of property                              13,200,000
  Payment of selling costs                                      (109,559)
  Additions to properties                                       (140,468)
                                 ------------  ------------  ------------
  Net cash provided by
    investing activities             605,528        93,467    14,975,821
                                 ------------  ------------  ------------

Financing activities:
  Proceeds from issuance of
    mortgage notes payable         6,010,000    11,664,000    34,916,121
  Repayment of loans payable -
    affiliate                       (480,000)   (1,499,140)   (4,505,372)

  Proceeds from loans payable -
    affiliate                         85,000       827,114     1,515,153
  Repayment of mortgage notes
    payable - affiliates                        (1,592,538)   (1,027,935)
  Repayment of mortgage notes
    payable                       (5,480,512)   (9,389,731)  (41,842,846)
  Principal payments on
    mortgage notes payable          (407,006)     (344,788)     (255,910)
  Funding of repair escrows         (157,500)     (287,150)     (549,045)
  Releases from repair escrows       149,407         4,463       348,833
  Payment of deferred expenses      (152,840)     (308,817)     (981,606)
                                 ------------  ------------  ------------
  Net cash used in financing
    activities                      (433,451)     (926,587)  (12,382,607)
                                 ------------  ------------  ------------
Net change in cash and cash
  equivalents                        524,508      (591,189)    1,008,769
Cash and cash equivalents at
  beginning of year                  600,949     1,192,138       183,369
                                 ------------  ------------  ------------
Cash and cash equivalents at
  end of year                  $   1,125,457 $     600,949 $   1,192,138
                                 ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.       Nature of the Partnership's Business:

Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Partnership") is engaged principally in the operation of residential real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

               Buildings and improvements          30 years
               Furniture and fixtures               5 years

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition will be recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements.

(e) Investment in joint venture with an affiliate represents the recording of the Partnership's 38.38% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss. Depreciation recognized in connection with the ownership of real estate by the joint venture has resulted in the Partnership's share of cumulative losses exceeding the net amounts invested in the joint venture. This has resulted in the classification of the investment as "Loss in excess of investment in joint venture with an affiliate" in the accompanying financial statements.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(i) The Partnership is not liable for Federal income taxes, and each Partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:
                   Carrying     Carrying Current  Final
Property           Amount of   Amount of  Inter-  Matur-  Current   Estimated
Pledged as         Notes at     Notes at   est     ity    Monthly    Balloon
Collateral         12/31/95     12/31/94   Rate    Date   Payment    Payment
--------------    ----------  ----------  ------  ------  -------   ----------
Mortgage Notes Payable - Nonaffiliates
Apartment Complexes

Chestnut Ridge I(a)$3,648,475  $3,675,362  9.02%   2001  $29,776    $3,460,000
Country Oaks(b)     5,983,640   5,502,374  7.655%  2002   42,663     5,531,000
Forest Ridge II(c)  7,894,311   7,948,748  9.188%  2001   65,209     7,479,000
Hunter's Glen       4,567,048   4,602,507  9.13%   2001   37,851     4,302,000
Marbrisa            5,404,320   5,452,288  8.23%   2000   41,242     5,102,000
Park Crossing       7,188,734   7,251,725  8.54%   1998   56,655     7,012,000
Steeplechase        7,312,127   7,369,371  9.13%   2001   60,643     6,893,000
Willow Bend Lake    9,797,515   9,871,313  9.33%   2001   82,641     9,253,000
                  ----------- -----------
  Subtotal         51,796,170  51,673,688
                  ----------- -----------

Mortgage Notes Payable - Affiliates
Apartment Complexes

Chestnut Ridge I(a) 1,673,215   1,673,215 10.50%   2002       (a)    1,673,000
                  ----------- -----------
  Subtotal          1,673,215   1,673,215
                  ----------- -----------
    Total         $53,469,385 $53,346,903
                  =========== ===========

(a) In March 1994, the Partnership completed the refinancing of these mortgage loans. The original loans consisted of a $3,029,731 first mortgage loan from an unaffiliated lender and a junior mortgage loan and an unsecured loan from affiliates of the Partnership totaling $3,983,484, including deferred interest of $450,185. The proceeds from the new first mortgage loan of $3,694,000 from an unaffiliated lender were used to repay the previous first mortgage loan, the deferred interest on the affiliated loans and $214,084 of the outstanding loans from affiliates. The new first mortgage loan interest rate decreased from 9.75% to 9.02%, the maturity date was changed from February 2002 to April 2001 and the monthly payments increased from $25,667 to $29,776. As required by the unaffiliated lender, $1,646,000 of the remaining balance of the affiliate loans was retired and replaced with a General Partner loan and the remainder was recharacterized as a subordinate nonrecourse loan of $1,473,215 and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property, both of which are included in mortgage notes payable - affiliates on the balance sheet. The contract interest rate on the subordinate nonrecourse loan remains unchanged at 10.50%, which is the rate of return earned on the preferred limited partnership interest as well. The interest pay rate on the subordinate nonrecourse loan is the lower of the contract rate or the net cash from the property after payment of debt service on the first mortgage. The Limited Partners' position is unaffected by this conversion of a portion of the affiliated loan to an equity position, as Limited Partners' equity is subordinate to the preferred interest just as it was subordinated to the affiliate loans prior to the recharacterization.

The affiliate loan and preferred equity interest are subordinate to the Partnership's receipt of sale or refinancing proceeds in the amount of $1,646,000.

(b) In June 1995, this loan was refinanced. The interest rate decreased from 10.0% to 7.655%, the maturity date was extended from October 1995 to July 2002 and the monthly payments decreased from $50,153 to $42,663. A portion of the proceeds from the new $6,010,000 first mortgage loan were used to repay the existing first mortgage loan of $5,480,512.

(c) In July 1994, the Partnership completed the refinancing of the mortgage loans. The original loans consisted of a $6,360,000 first mortgage loan from an unaffiliated lender and an unsecured loan from an affiliate of the Partnership of $4,179,546, including deferred interest of $231,546. The proceeds from the new first mortgage loan of $7,970,000 from an unaffiliated lender were used to repay the previous first mortgage loan, the deferred interest on the affiliate loan and $1,378,454 of the outstanding affiliate loan. The interest rate on the new first mortgage loan increased from 9.025% to 9.188%, the maturity date was extended from December 1994 to August 2001 and the monthly payments increased from $47,833 to $65,209. As required by the unaffiliated lender, the remaining $2,569,546 balance of the affiliate loan was retired and replaced with a General Partner loan.

The Partnership's loans described above require current monthly payments of principal and interest, except for the Chestnut Ridge - Phase I mortgage note payable-affiliate which requires payments based on the cash flow of the property.

See Note 7 of Notes to Financial Statements for additional information on cash collateral pledges and letters of credit.

Real estate with an aggregate carrying value of $46,924,754 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

Approximate principal maturities of the above mortgage notes payable during each of the next five years are as follows:

                         1996           $  438,000
                         1997              499,000
                         1998            7,498,000
                         1999              494,000
                         2000            5,689,000

During the year ended December 31, 1995, 1994 and 1993, the Partnership incurred interest expense on nonaffiliated mortgage notes payable of $4,742,339, $4,680,137 and $5,281,113 and paid interest expense of $4,742,339,
$4,680,137 and $6,239,776, respectively.

5. Settlement Income:

The Partnership had ongoing litigation with the seller and certain of its principals and affiliates on claims under terms of the original management and guarantee agreement on the Park Crossing Apartments. During July 1993, the Partnership settled with one defendant and received $113,870, and during 1994 the Partnership accepted $300,000 as settlement in full on all remaining amounts owed to the Partnership. In addition, $139,946 which had been held in an escrow, was released to the Partnership in 1994.

6. Property Sale:

During 1993, the Partnership sold the Playa Palms Apartments in an all cash sale for $13,200,000. From the proceeds of the sale, the Partnership paid $12,701,189 in full satisfaction of the property's first mortgage loan, which included $1,117,006 of accrued interest, and a second mortgage loan of $32,349 was repaid at a discount of $21,049. The remaining proceeds from the sale were used to repay a portion of the loans from the General Partner. The basis of the property was $9,462,931, net of accumulated depreciation of $4,353,876. For financial statement purposes, the Partnership recognized a gain of $3,648,559 during 1993.

7. Restricted Investments:

During 1995, a restricted investment of $480,000, which partially collateralized the Country Oaks mortgage loan, was released. The amount pledged as collateral had been invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution, and the accumulated interest was paid to the Partnership upon release.

8. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership, including the property in which the Partnership holds a minority joint venture interest, are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

9. Investment in Joint Venture with an Affiliate:

The Partnership owns a 38.38% joint venture interest in the Rosehill Pointe Apartments. The joint venture partner is an affiliate with investment objectives similar to those of the Partnership. During 1995, 1994 and 1993, the Partnership received net distributions from property operations totaling $125,528, $93,467 and $30,848, respectively.

10. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $771,324 less than the tax loss of the Partnership for the same period.

11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None $572,620 None $663,957 $50,530 Reimbursement of expenses to the General Partner
  at cost:
    Accounting            $46,401  $2,528   70,337 $25,737   66,172   5,468
    Data processing        42,184   2,976   54,271  15,312   31,524   5,786
    Investor communica-
      tions                 6,252    None   19,725   5,681   18,544   1,532
    Legal                  30,317   3,090   14,649   8,055   11,713     968
    Portfolio management  107,761  11,525   40,873  25,281   47,486   4,314
    Other                  11,185   1,304   17,062   4,912   14,582   1,205

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program, however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $85,753, $120,176 and $80,248 in 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties, including the property in which the Partnership holds a minority joint venture interest, until the affiliate was sold to a third party in November 1994.

In July 1994, the Partnership repaid a loan to The Balcor Company (successor in interest to Balcor Real Estate Holding, Inc.), an affiliate of the General Partner on the Forest Ridge - Phase II Apartments. In March 1994, the Partnership partially repaid and refinanced the balance of the Chestnut Ridge - Phase I Apartments affiliated mortgage loans. See Note 4 of Notes to Financial Statements for additional information on these loans.

During 1995, 1994 and 1993, the Partnership incurred interest expense on the loans from The Balcor Company of $156,835, $458,215 and $861,258 and paid interest expense of $175,241, $943,347 and $991,101, respectively. As of December 31, 1995 and 1994, interest expense of $12,092 and $30,498, respectively, was payable and is included in accrued liabilities on the balance sheet.

As of December 31, 1995, the Partnership owes $11,900,605 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. During 1994, the Partnership retired and replaced $1,646,000 and $2,569,546 of The Balcor Company loans related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes, respectively, with General Partner loans in connection with the 1994 refinancings of the properties' mortgage loans. The Partnership repaid $395,000 during 1995 on the General Partner loans. In connection with the loans from the General Partner, the Partnership incurred interest expense of $815,156, $572,915 and $370,180 and paid interest expense of $212,052, $480,500 and $366,296 during 1995, 1994 and 1993, respectively. As of December 31, 1995 and 1994, interest expense of $734,581 and $131,477, respectively, was payable. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1995, this rate was 6.307%.

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

12. Fair Value of Financial Investments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying amounts of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

13. Subsequent Event:

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

                                  BALCOR REALTY INVESTORS 85-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
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
                                     ===========  ===========  ========  ==========  ===========

                                  BALCOR REALTY INVESTORS 85-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
 ------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                              ---------------------------                                   ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements     (c)(d)     tion(d)   struction  uired    is Computed
-------------------       --------  ----------   ----------  ---------  ---------  -----  --------------
Chestnut Ridge - Phase I,
  192-unit apt. complex
  in Fort Worth, TX     $1,244,215  $5,714,009   $6,958,224  $2,492,028     1985    8/83        (f)
Country Oaks, 200-unit
  apartment complex in
  Memphis, TN              413,489   6,716,051    7,129,540   2,788,209     1985    9/85        (f)
Forest Ridge - Phase II,
  328-unit apt. complex
  in Arlington, TX       2,464,557   9,712,609   12,177,166   4,137,787     1985   10/83        (f)
Hunter's Glen, 192-unit
  apt. complex in
  St. Louis County, MO   1,096,602   5,463,143    6,559,745   2,280,731     1985    1/85        (f)
Marbrisa, 224-unit apt.
  complex in Hills-
  borough County, FL       890,630   6,381,384    7,272,014   2,548,055     1985    1/85        (f)
Park Crossing, 280-unit
  apt. complex in
  Gwinnett County, GA    1,261,598  10,349,345   11,610,943   4,034,830     1985    4/85        (f)
Steeplechase, 296-unit
  apt. complex in
  Lexington-Fayette, KY  1,436,769   7,276,630    8,713,399   3,229,210     1985    1/85        (f)
Willow Bend Lake,
  360-unit apt.
  complex in East Baton

  Rouge Parish, LA       1,717,327  10,924,378   12,641,705   4,627,132     1985    6/84        (f)
                       ----------- -----------  ----------- -----------

    Total              $10,525,187 $62,537,549  $73,062,736 $26,137,982
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

(c) The aggregate cost of land for Federal income tax purposes is $10,794,040 and the aggregate cost of buildings and improvements for Federal income tax purposes is $20,729,477. The total of these is $31,523,517.

(d)                      Reconciliation of Real Estate
                         -----------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year   $73,062,736  $73,062,736  $86,739,075

    Additions during year:
      Improvements                        None         None      140,468
    Cost of real estate sold              None         None  (13,816,807)
                                   -----------  -----------  -----------
    Balance at end of year         $73,062,736  $73,062,736  $73,062,736
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year   $24,251,998  $22,366,015  $24,668,835

    Depreciation expense for
      the year                       1,885,984    1,885,983    2,051,056
    Accumulated depreciation of
      real estate sold                    None        None    (4,353,876)
                                    ----------   ----------   ----------
    Balance at end of year         $26,137,982  $24,251,998  $22,366,015
                                   ===========  ===========  ===========

(e) See description of Mortgage Notes Payable in Note 4 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements             30
               Furniture and fixtures                  5