Form 10-Q
period 1996-03-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1996-05-15
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-14351
                       -------

                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3327917
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Rd.
Bannockburn, Illinois 60015                               60015
- ----------------------------------------            -------------------
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

                    BALCOR REALTY INVESTORS - 85 SERIES II
                      (A REAL ESTATE LIMITED PARTNERSHIP)
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                 1996             1995
                                           --------------   --------------
Cash and cash equivalents                  $   1,500,854    $   1,125,457
Escrow deposits                                1,569,948        1,693,209
Accounts and accrued interest receivable          37,175          143,573
Prepaid expenses                                  33,295          137,929
Deferred expenses, net of accumulated
  amortization of $481,995 in 1996, and
  $429,418 in 1995                               961,269        1,013,846
                                           --------------   --------------
                                               4,102,541        4,114,014
                                           --------------   --------------
Investment in real estate:
  Land                                        10,525,187       10,525,187
  Buildings and improvements                  62,537,549       62,537,549
                                           --------------   --------------
                                              73,062,736       73,062,736
  Less accumulated depreciation               26,609,478       26,137,982
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                    46,453,258       46,924,754
                                           --------------   --------------
                                           $  50,555,799    $  51,038,768
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                  $  11,900,605    $  11,900,605
Accounts payable                                 138,994          142,159
Due to affiliates                                665,277          756,004
Accrued liabilities, principally interest
  and real estate taxes                          278,041          480,390
Security deposits                                234,298          233,034
Loss in excess of investment in joint
  venture with an affiliate                    1,213,239        1,207,069
Mortgage notes payable - affiliate             1,673,215        1,673,215
Mortgage notes payable                        51,687,802       51,796,170
                                           --------------   --------------
     Total liabilities                        67,791,471       68,188,646
                                           --------------   --------------
Limited Partners' deficit (83,936
  Interests issued and outstanding)          (16,313,306)     (16,228,370)
General Partner's deficit                       (922,366)        (921,508)
                                           --------------   --------------
     Total partners' deficit                 (17,235,672)     (17,149,878)
                                           --------------   --------------

                                           $  50,555,799    $  51,038,768
                                           ==============   ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                      (A REAL ESTATE LIMITED PARTNERSHIP)
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)


                                                 1996             1995
                                           --------------   --------------
Income:
  Rental and service                       $   3,395,521    $   3,146,803
  Interest on short-term investments              24,360           16,840
  Participation in income of joint
    venture with an affiliate                     12,952           22,483
                                           --------------   --------------
    Total income                               3,432,833        3,186,126
                                           --------------   --------------

Expenses:
  Interest on mortgage notes payable           1,180,772        1,247,158
  Interest on short-term loans
    from affiliate                               192,031          202,866
  Depreciation                                   471,496          471,496
  Amortization of deferred expenses               52,577           50,450
  Property operating                           1,132,853          974,756
  Real estate taxes                              222,234          261,842
  Property management fees                       169,109          154,918
  Administrative                                  97,555          121,440
                                           --------------   --------------
    Total expenses                             3,518,627        3,484,926
                                           --------------   --------------
Net loss                                   $     (85,794)   $    (298,800)
                                           ==============   ==============
Net loss allocated to General Partner      $        (858)   $      (2,988)
                                           ==============   ==============
Net loss allocated to Limited Partners     $     (84,936)   $    (295,812)
                                           ==============   ==============
Net loss per Limited Partnership Interest
    (83,936 issued and outstanding)        $       (1.01)   $       (3.52)
                                           ==============   ==============














The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                      (A REAL ESTATE LIMITED PARTNERSHIP)
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                           --------------   --------------
Operating activities:
  Net loss                                 $     (85,794)   $    (298,800)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Participation in income of joint
      venture with an affiliate                  (12,952)         (22,483)
    Depreciation                                 471,496          471,496
    Amortization of deferred expenses             52,577           50,450
    Net change in:
      Escrow deposits                             81,769         (145,615)
      Accounts and accrued interest
        receivable                               106,398          (38,688)
      Prepaid expenses                           104,634
      Accounts payable                            (3,165)        (129,363)
      Due to affiliates                          (90,727)         233,664
      Accrued liabilities                       (202,349)         (67,834)
      Security deposits                            1,264            6,697
                                           --------------   --------------
    Net cash provided by operating activities    423,151           59,524
                                           --------------   --------------
Investing activity:
  Distribution from joint venture with
    an affiliate                                  19,122           13,640
                                           --------------   --------------
  Cash provided by investing activity             19,122           13,640
                                           --------------   --------------
Financing activities:
  Proceeds from loans payable - affiliate                          25,000
  Principal payments on mortgage notes
    payable                                     (108,368)         (99,728)
  Release from repair escrows                     41,492
                                           --------------   --------------
  Net cash used in financing activities          (66,876)         (74,728)
                                           --------------   --------------

Net change in cash and cash equivalents          375,397           (1,564)
Cash and cash equivalents at beginning
  of period                                    1,125,457          600,949
                                           --------------   --------------

Cash and cash equivalents at end of period $   1,500,854    $     599,385
                                           ==============   ==============




The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $1,141,670 and $1,172,782, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                            Paid        Payable
                                        ------------  ----------
   Reimbursement of expenses to
     the General Partner, at cost         $17,255      $38,665

The Partnership incurred interest expense on mortgage notes payable-affiliate of $39,102 and $74,376 and paid interest expense of $19,954 and $10,477 during the quarters ended March 31, 1996 and 1995, respectively. Interest expense of $31,240 was payable as of March 31, 1996 and is included in due to affiliates on the balance sheet.

As of March 31, 1996, the Partnership owes $11,900,605 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. The Partnership incurred interest expense of $192,031 and $202,866, and paid interest expense of $300,000 and $7,682 on this loan during the quarters ended March 31, 1996 and 1995, respectively. As of March 31, 1996, interest expense of $626,612 was payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1996, this rate was 5.85%.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Increased rental income at seven of the eight remaining properties due to higher rental rates resulted in a decrease in the net loss for the Partnership during the quarter ended March 31, 1996 as compared to the same period in 1995. This improvement was partially offset by higher property operating expenses during 1996. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

As a result of higher rental rates at all of the Partnership's properties except Willow Bend Lake Apartments, rental income and property management fees increased for 1996 when compared to 1995.

As a result of higher average cash balances, interest income on short-term investments increased for 1996 when compared to 1995.

Property operating expense increased during 1996 when compared to 1995 due to higher consulting, utilities, payroll and repair and maintenance expenditures at seven of the Partnership's properties. This increase was partially offset by lower repair and maintenance expenditures at Marbrisa Apartments.

Real estate tax expense decreased during 1996 when compared to 1995 as a result of a decrease in the tax rate at the Hunter's Glen Apartments and the receipt of a refund of a portion of a prior year's real estate taxes for the Marbrisa Apartments.

Primarily as a result of decreased accounting fees, administrative expenses decreased during 1996 when compared to 1995.

Real estate taxes increased at the Rosehill Pointe Apartments due to an increase in the property's assessed value. As a result, participation in income of joint venture with an affiliate decreased during 1996 when compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $375,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership generated cash flow totaling approximately $423,000 from its operating activities which primarily represented the operations of its properties, net of administrative expenses and payment of interest on short-term loans from an affiliate. The Partnership's investing activity consisted of a distribution from the joint venture with an affiliate of approximately $19,000. The Partnership's financing activities consisted of principal payments on mortgage notes payable of approximately $108,000 and proceeds from the release of repair escrows of approximately $41,000.

The Partnership owes approximately $11,900,000 to the General Partner at March 31, 1996 in connection with the funding of operating deficits and other working capital requirements. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments, prior to any distributions to Limited Partners.

Although affiliates of the General Partner have, in certain circumstances, provided mortgage loans for certain properties of the Partnership, there can be no assurance that loans of this type will be available from either affiliates or the General Partner in the future. The General Partner may continue to provide additional short-term loans to the Partnership to fund working capital needs or property operating deficits, although there can be no assurances that such loans will be available. Should additional borrowings be needed and not be available through the General Partner, its affiliates or third parties, the Partnership may be required to dispose of some of its properties in order to satisfy Partnership obligations.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, seven of the Partnership's eight remaining properties generated positive cash flow. The Chestnut Ridge - Phase I Apartments generated a marginal deficit during 1996 as compared to positive cash flow during 1995 due to plumbing repairs. The Marbrisa Apartments, which generated positive cash flow during 1996, operated at a marginal deficit in 1995 primarily due to repairs and maintenance required by the terms of the mortgage loan. In addition, the property in which the Partnership holds a minority joint venture interest generated positive cash flow in both 1996 and 1995. As of March 31, 1996, the occupancy rates at the Partnership's properties ranged from 93% to 97%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. The Partnership has entered into negotiations for a contract to sell Park Crossing Apartments and has entered into a contract to sell the Forest Ridge Apartments
- - Phase II for a sales price of $11,100,000. Also, the Partnership and the affiliated partnership which own the Rosehill Pointe Apartments through a joint venture have entered into a contract to sell the property for a sales price of $20,700,000. The Partnership is preparing to market one property for sale and is actively marketing five additional properties. If current market conditions remain favorable, and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

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

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(10) Material Contracts

Agreement of Sale relating to the sale of Forest Ridge Apartments - Phase II, Arlington, Texas, previously filed as Exhibit 2 to the Registrant's Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 23, 1996 was filed reporting contracts to sell Forest Ridge Apartments - Phase II located in Arlington, Texas and Rosehill Pointe Apartments located in Lenexa, Kansas.

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





Date:   May 15, 1996
       -------------------------