Form 10-Q
period 1996-06-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1996-08-14
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

Registrant's telephone number, including area code (847) 267-1600
                                                   ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                   1996          1995
                                               ------------- -------------
Cash and cash equivalents                      $  1,290,670  $  1,125,457
Escrow deposits                                   1,467,274     1,693,209
Accounts and accrued interest receivable            604,240       143,573
Prepaid expenses                                    294,927       137,929
Deferred expenses, net of accumulated
  amortization of $473,138 in 1996 and
  $429,418 in 1995                                  750,974     1,013,846
Investment in joint venture with
  an affiliate                                      191,900
                                               ------------- -------------
                                                  4,599,985     4,114,014
                                               ------------- -------------
Investment in real estate:
  Land                                            8,060,630    10,525,187
  Buildings and improvements                     52,824,940    62,537,549
                                               ------------- -------------
                                                 60,885,570    73,062,736
  Less accumulated depreciation                  22,795,251    26,137,982
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       38,090,319    46,924,754
                                               ------------- -------------
                                               $ 42,690,304  $ 51,038,768
                                               ============= =============

                       LIABILITIES AND PARTNERS' DEFICIT


Loans payable - affiliate                      $  7,907,605  $ 11,900,605
Accounts payable                                    417,675       142,159
Due to affiliates                                    63,532       756,004
Accrued liabilities, principally interest
  and real estate taxes                             386,300       480,390
Security deposits                                   197,493       233,034
Loss in excess of investment in
  joint venture with an affiliate                               1,207,069
Mortgage notes payable - affiliate                1,673,215     1,673,215
Mortgage notes payable                           43,711,870    51,796,170
                                               ------------- -------------
     Total liabilities                           54,357,690    68,188,646

Limited Partners' deficit (83,936
  Interests issued and outstanding)             (10,800,703)  (16,228,370)
General Partner's deficit                          (866,683)     (921,508)
                                               ------------- -------------
     Total partners' deficit                    (11,667,386)  (17,149,878)
                                               ------------- -------------
                                               $ 42,690,304  $ 51,038,768
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                               ------------- -------------
Income:
  Rental and service                           $  6,633,095  $  6,359,979
  Interest on short-term investments                 29,413        33,051
  Participation in income of joint venture
    with an affiliate                             3,028,395        33,246
                                               ------------- -------------
    Total income                                  9,690,903     6,426,276
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable              2,310,938     2,525,619
  Interest on short-term loans
    from affiliate                                  363,518       409,009
  Depreciation                                      923,131       942,993
  Amortization of deferred expenses                 101,625       103,911
  Property operating                              2,288,308     2,103,845
  Real estate taxes                                 460,997       523,487
  Property management fees                          327,749       315,060
  Administrative                                    354,546       268,451
                                               ------------- -------------
    Total expenses                                7,130,812     7,192,375
                                               ------------- -------------
Income (loss) before gain on sale and
  extraordinary items                             2,560,091      (766,099)

Gain of sale of property                          3,062,696
                                               ------------- -------------
Income (loss) before extraordinary items          5,622,787      (766,099)
                                               -------------
Extraordinary items:
  Debt extinguishment expense                      (161,247)
  Participation in gain on forgiveness
    of debt from joint venture with an
    affiliate                                        41,897
  Participation in debt extinguishment
    expense from joint venture with an
    affiliate                                       (20,945)
                                               -------------
    Total extraordinary items                      (140,295)
                                               ------------- -------------
Net income (loss)                              $  5,482,492  $   (766,099)
                                               ============= =============
Income (loss) before extraordinary items
  allocated to General Partner                 $     56,228  $     (7,661)
                                               ============= =============
Income (loss) before extraordinary items
  allocated to Limited Partners                $  5,566,559  $   (758,438)
                                               ============= =============

Income (loss) before extraordinary items
  per Limited Partnership Interest (83,936
  Interest issued and outstanding)             $      66.32  $      (9.04)
                                               ============= =============
Extraordinary items allocated to
  General Partner                              $     (1,403) $       NONE
                                               ============= =============
Extraordinary items allocated to
  Limited Partners                             $   (138,892) $       NONE
                                               ============= =============
Extraordinary items per Limited Partnership
  Interest (83,936 issued and outstanding)     $      (1.66) $       NONE
                                               ============= =============
Net income (loss) allocated to General Partner $     54,825  $     (7,661)
                                               ============= =============
Net income (loss) allocated to
  Limited Partners                             $  5,427,667  $   (758,438)
                                               ============= =============
Net income (loss) per Limited Partnership
  Interests (83,936 issued and outstanding)    $      64.66  $      (9.04)
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                               ------------- -------------
Income:
  Rental and service                           $  3,237,574  $  3,213,176
  Interest on short-term investments                  5,053        16,211
  Participation in income of joint venture
    with an affiliate                             3,015,443        10,763
                                               ------------- -------------
    Total income                                  6,258,070     3,240,150
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable              1,130,166     1,278,461
  Interest on short-term loans
    from affiliate                                  171,487       206,143
  Depreciation                                      451,635       471,497
  Amortization of deferred expenses                  49,048        53,461
  Property operating                              1,155,455     1,129,089
  Real estate taxes                                 238,763       261,645
  Property management fees                          158,640       160,142
  Administrative                                    256,991       147,011
                                               ------------- -------------
    Total expenses                                3,612,185     3,707,449
                                               ------------- -------------
Income (loss) before gain on sale and
  extraordinary items                             2,645,885      (467,299)
Gain on sale of property                          3,062,696
                                               ------------- -------------
Income (loss) before extraordinary items          5,708,581      (467,299)
                                               -------------
Extraordinary items:
  Debt extinguishment expense                      (161,247)
  Participation in gain on forgiveness
    of debt from joint venture with an
    affiliate                                        41,897
  Participation in debt extinguishment
    expense from joint venture with an
    affiliate                                       (20,945)
                                               -------------
    Total extraordinary items                      (140,295)
                                               ------------- -------------
Net income (loss)                              $  5,568,286  $   (467,299)
                                               ============= =============
Income (loss) before extraordinary items
  alloacated to General Partner                $     57,086        (4,673)
                                               ============= =============
Income (loss) before extraordinary items
  alloacated to Limited Partners               $  5,651,495      (462,626)
                                               ============= =============

Income (loss) before extraordinary items
  per Limited Partnership Interest (83,936
  Interest issued and outstanding)             $      67.33         (5.52)
                                               ============= =============
Extraordinary items allocated to
  General Partner                              $     (1,403) $       NONE
                                               ============= =============
Extraordinary items allocated to
  Limited Partners                             $   (138,892) $       NONE
                                               ============= =============
Extraordinary items per Limited Partnership
  Interest (83,936 issued and outstanding)     $      (1.66) $       NONE
                                               ============= =============
Net income (loss) allocated to General Partner $     55,683  $     (4,673)
                                               ============= =============
Net income (loss) allocated to
  Limited Partners                             $  5,512,603  $   (462,626)
                                               ============= =============
Net income (loss) per Limited Partnership
  Interests (83,936 issued and outstanding)    $      65.67  $      (5.52)
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                               ------------- -------------
Operating activities:
    Net income (loss)                          $  5,482,492  $   (766,099)
    Adjustments to reconcile net income (loss)
      to net cash (used in) and provided by
      operating activities:
          Gain on sale of property               (3,062,696)
          Debt extinguishment expense               161,247
          Participation in gain on forgiveness
            of debt from joint venture with an
            affiliate                               (41,897)
          Participation in debt extinguishment
            expense from joint venture with an
            affiliate                                20,945
          Participation in income of joint
            venture with affiliate               (3,028,395)      (33,246)
          Depreciation of properties                923,131       942,993
          Amortization of deferred expenses         101,625       103,911
          Net change in:
               Escrow deposits                      (17,450)     (578,060)
               Accounts and accrued
                 interest receivable               (460,667)      183,575
               Prepaid expenses                    (156,998)      (94,091)
               Accounts payable                     120,216      (106,930)
               Due to affiliates                   (692,472)      318,834
               Accrued liabilities                  (94,090)      217,412
               Security deposits                    (35,541)        4,943
                                               ------------- -------------
    Net cash used in and provided by
      operating activities                         (780,550)      193,242
                                               ------------- -------------
Investing activities:
  Proceeds from sale of property                 11,100,000
  Payment of selling costs                         (126,000)
  Distributions from joint venture with
    an affiliate                                  1,805,678        54,754
  Redemption of restricted investments                            480,000
                                               ------------- -------------
  Net cash provided by investing activities      12,779,678       534,754
                                               ------------- -------------
Financing activities:
  Repayment of loans payable - affiliate         (3,993,000)     (480,000)
  Proceeds from loans payable - affiliate                          80,000
  Repayment of mortgage notes payable            (7,870,116)   (5,480,512)
  Proceeds from issuance of mortgage
   notes payable                                                6,010,000
  Principal payments on mortgage notes
    payable                                        (214,184)     (197,257)

  Funding of repair escrows                                      (157,500)
  Releases from repair escrows                      243,385
  Payment of deferred expenses                                   (182,890)
                                               ------------- -------------
  Net cash used in financing activities         (11,833,915)     (408,159)
                                               ------------- -------------
Net change in cash and cash equivalents             165,213       319,837
Cash and cash equivalents at beginning
    of period                                     1,125,457       600,949
                                               ------------- -------------

Cash and cash equivalents at end of period     $  1,290,670  $    920,786
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $2,232,735 and $2,406,832, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost       $67,724    $50,469       $46,433

The Partnership incurred interest expense on mortgage notes payable-affiliate of $78,203 and $118,786 and paid interest expense of $90,884 and $31,382 during the six months ended June 30, 1996 and 1995, respectively.

As of June 30, 1996, the Partnership owes $7,907,605 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. The Partnership repaid $3,993,000 to the General Partner during the six months ended June 30, 1996, primarily with the proceeds received from the sales of Forest Ridge - Phase II and Rosehill Pointe apartment complexes. The Partnership incurred interest expense of $363,518 and $409,009, and paid interest expense of $1,081,000 and $17,040 on this loan during the six months ended June 30, 1996 and 1995, respectively. As of June 30, 1996, interest expense of $17,099 was payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1996, this rate was 5.911%.

4. Investment in Joint Venture with an Affiliate:

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 38.38% and 61.62%, respectively. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The joint venture recognized a gain of $7,920,199 from the sale of this property, of which $3,055,484 was the Partnership's share.

5. Property Sale:

In June 1996, the Partnership sold the Forest Ridge - Phase II Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $7,870,116 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $126,000 in selling costs. The basis of the property was $7,911,304, which is net of accumulated depreciation of $4,265,862. For financial statement purposes, the Partnership recognized a gain of $3,062,696 from the sale of this property.

6. Extraordinary Items:

(a) In June 1996, the Partnership sold the Forest Ridge - Phase II Apartments. In connection with the sale, the Partnership fully amortized the remaining deferred expenses in the amount of $161,427. This amount was recognized as an extraordinary item and is classified as debt extinguishment expense.

(b) In June 1996, the joint venture consisting of the Partnership and an affiliate sold the Rosehill Pointe Apartments. In connection with the sale, the joint venture fully amortized the remaining deferred expenses and recognized a gain related to the forgiveness of debt. The Partnership's shares of these amounts of $20,945 and $41,897 were recognized as extraordinary items and classified as debt extinguishment expense and gain on the forgiveness of debt, respectively.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. Prior to 1996, the Partnership disposed of five of these properties. During 1996, the Partnership sold an additional property and the property in which it owned a minority joint venture interest. The Partnership continues to own the seven remaining properties.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a gain related to the June 1996 sale of the Forest Ridge - Phase II Apartments. The Partnership also recognized its share of the gain from the June 1996 sale of the Rosehill Pointe Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate. These were the primary reasons for the recognition of net income during the six months and quarters ended June 30, 1996 as compared to a net loss during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

As a result of lower average interest rates, interest income on short-term investments decreased during 1996 when compared to 1995.

Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1996. As a result of the Partnership's share of the gain recognized during 1996 in connection with the sale, income from participation in joint venture with an affiliate increased during 1996 when compared to 1995. In connection with the sale, the Partnership also recognized its share of a gain on forgiveness of debt of $41,897 and debt extinguishment expense of $20,945, which are classified as extraordinary items.

The June 1996 sale of the Forest Ridge - Phase II Apartments and the Country Oaks Apartment's refinancing in June 1995 caused interest expense on mortgage notes payable to decrease during 1996 when compared to 1995.

The repayment of a portion of the General Partner loans during the second quarter of 1996 along with lower interest rates resulted in a decrease in interest on short-term loans from affiliate during 1996 when compared to 1995.

Real estate tax expense decreased during the six months ended June 30, 1996 when compared to the same period in 1995 as a result of a decrease in the tax rate at the Hunter's Glen Apartments and the receipt of a refund for the Marbrisa Apartments.

Higher professional fees caused an increase in administrative expenses during 1996 when compared to 1995.

In June 1996, the Partnership sold the Forest Ridge - Phase II Apartments and recognized a gain on sale of $3,062,696. In connection with the sale, the Partnership fully amortized the remaining deferred expenses in the amount of $161,427. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.


Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $165,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership used cash of approximately $781,000 in its operating activities which primarily represented the cash flow from the operations of its properties, which was offset by administrative expenses and the payment of accrued interest on short-term loans from an affiliate. Cash provided by investing activities of approximately $12,780,000 consisted of net proceeds from the sale of Forest Ridge - Phase II Apartments, and distributions received from the joint venture with an affiliate, which primarily represent the Partnership's share of the proceeds from the sale of Rosehill Pointe Apartments. Cash used in financing activities of approximately $11,834,000 consisted primarily of the repayment of $3,993,000 of loans payable - affiliate and the repayment of the Forest Ridge- Phase II mortgage note payable of approximately $7,870,000.

The Partnership owes approximately $7,908,000 to the General Partner at June 30, 1996 in connection with the funding of operating deficits and other working capital requirements. These loans are expected to be repaid from proceeds received from the disposition of the Partnership's real estate investments, and available cash flow from future property operations, prior to any distributions to Limited Partners. The General Partner may continue to provide additional short-term loans to the Partnership to fund working capital needs or property operating deficits, although there can be no assurances that such loans will be available.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all of the Partnership's seven remaining properties generated positive cash flow. The Forest Ridge - Phase II Apartments was sold in June 1996, and generated positive cash flow in 1995 and prior to its sale in 1996. The Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest, was sold in June 1996 and generated positive cash flow in 1995 and prior to its sale in 1996. As of June 30, 1996, the occupancy rates at the Partnership's properties ranged from 92% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During June 1996, the General Partner sold the Forest Ridge - Phase II Apartments, and Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest. Currently, the Partnership has entered into contracts to sell the Country Oaks, Hunter's Glen, Steeplechase, Willow Bend Lake and Marbrisa apartment complexes for sales prices of $8,250,000, $9,100,000, $11,500,000, $14,853,000, and
$8,100,000 respectively. The Partnership is marketing its remaining two properties. If current market conditions remain favorable, and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy will be accelerated.

In June 1996, the Partnership sold the Forest Ridge - Phase II Apartments complex in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $7,870,116 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $126,000 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until October 1996. The remaining proceeds were used to repay a portion of the General Partner loan. See Note 5 of Notes to Financial Statements for additional information.

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holder in full satisifaction of the first mortgage loan, and paid $170,250 in selling costs. The net proceeds of the sale were $4,992,073, of which $1,915,958 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until October 1996. The Partnership's share of the remaining proceeds were used to repay a portion of the General Partner loan. See Note 4 of Notes to Financial Statements for additional information.

The Partnership's properties are owned through the use of third-party and affiliate mortgage loans and therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, the Partnership has no third party financing which matures prior to 1998.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions to investors will depend on the repayment of loans to the General Partner and proceeds from property sales, as to both of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

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

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
- --------------------------

Hunter's Glen Apartments
- ------------------------
As previously reported, on June 30, 1996, the Partnership contracted to sell the Hunter's Glen Apartments, St. Louis County, Missouri, to ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $9,100,000. The Partnership and the purchaser have agreed to extend the closing date of the sale from August 15, 1996 to August 30, 1996.

Willow Bend Lake Apartments
- --------------------------

As previously described, on June 28, 1996, the Partnership contracted to sell the Willow Bend Lake Apartments, East Baton Rouge, Louisiana to an unaffiliated party, BH TFL, Inc. for a sale price of $14,853,000. Pursuant to the agreement of sale, the purchaser is required to deposit $148,530 into an escrow account as earnest money upon completion of the purchaser's due diligence review, which date has been extended upon the agreement of the Partnership and the purchaser from July 23, 1996 to August 14, 1996. The closing date of the sale has been extended from August 15, 1996 to September 19, 1996.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of the Forest Ridge - Phase II apartment complex, Arlington, Texas previously filed as
Exhibit 2 to the Registrant's Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(ii) Master Amendment and Agreement relating to the sales of the Forest Ridge - Phase II, apartment complex, Arlington, Texas and Rosehill Pointe apartment complex, Lenexa, Kansas previously filed as Exhibit 2(b)(i) to the Registrant's Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sales of the Forest Ridge - Phase II, apartment complex, Arlington, Texas and Rosehill Pointe apartment complex, Lenexa, Kansas previously filed as Exhibit 2(b)(ii) to the Registrant's Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(b)(i) Agreement of Sale relating to the sale of the Hunter's Glen Apartments, St. Louis County, Missouri previously filed as Exhibit 2(a) to the Registrant's Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(ii) Letter Agreement dated June 25, 1996, relating to the Sale of Hunter's Glen apartment complex, St. Louis County, Missouri, previously filed as Exhibit 99 to the Registrant's Report on Form 8-K dated July 15, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated August 2, 1996, relating to the Sale of Hunter's Glen apartment complex, St. Louis County, Missouri, is attached hereto.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana previously filed as
Exhibit 2(b)(i) to the Registrant's Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(ii) Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana previously filed as Exhibit 2(b)(ii) to the Registrant's Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the contract to sell Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, is attached hereto.

(d) Agreement of Sale dated July 15, 1996 and letter agreements thereto relating to the sale of Marbrisa apartment complex, Hillsborough County, Florida previously filed as Exhibit 2(a) to the Registrant's Report on Form 8-K dated July 15, 1996 is incorporated herein by reference.

(e) Agreement of Sale dated July 15, 1996 and letter agreement thereto relating to the sale of Steeplechase apartment complex, Lexington-Fayette, Kentucky previously filed as Exhibit 2(b) to the Registrant's Report on Form 8-K dated July 15, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated April 23, 1996 was filed reporting contracts to sell Forest Ridge Apartments - Phase II located in Arlington, Texas and Rosehill Pointe Apartments located in Lenexa, Kansas.

(ii) A Current Report on Form 8-K dated May 31, 1996 was filed reporting the closings of the sales of Forest Ridge Apartments - Phase II located in Arlington, Texas, and Rosehill Pointe Apartments located in Lenexa, Kansas. Also reported were the contracts to sell Marbrisa Apartments located in Hillsborough County, Florida, and Steeplechase Apartments both dated May 31, 1996 located in Lexington-Fayette, Kentucky.

(iii) A Current Report on Form 8-K dated June 28, 1996 was filed reporting contracts to sell Hunter's Glen Apartments located in St. Louis County, Missouri, Willow Bend Lake Apartments located in East Baton Rouge Parish, Louisiana, and Country Oaks Apartments located in Memphis, Tennessee. Also reported were the terminations of the contracts, both dated May 31, 1996, to sell Marbrisa Apartments located in Hillsborough County, Florida, and Steeplechase Apartments located in Lexington-Fayette, Kentucky.

(iv) A Current Report on Form 8-K dated July 15, 1996 was filed reporting contracts to sell Marbrisa Apartments located in Hillsborough County, Florida, and Steeplechase Apartments located in Lexington-Fayette, Kentucky. Also reported was an extension of the closing date for the sale of Hunter's Glen Apartments located in St. Louis County, Missouri.

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





Date:  August 14, 1996
       -------------------------