Form 10-Q
period 1996-09-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1996-11-14
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                   1996            1995
                                            --------------- --------------
Cash and cash equivalents                   $    6,329,097  $   1,125,457
Escrow deposits                                    841,804      1,693,209
Accounts and accrued interest receivable           148,216        143,573
Prepaid expenses                                   150,819        137,929
Deferred expenses, net of accumulated
  amortization of $392,363 in 1996 and
  $429,418 in 1995                                 426,088      1,013,846
Investment in joint venture with
  affiliate                                        191,900
                                            --------------- --------------
                                                 8,087,924      4,114,014
                                            --------------- --------------
Investment in real estate:
  Land                                           5,306,324     10,525,187
  Buildings and improvements                    34,931,737     62,537,549
                                            --------------- --------------
                                                40,238,061     73,062,736
  Less accumulated depreciation                 15,228,873     26,137,982
                                            --------------- --------------
Investment in real estate, net of
  accumulated depreciation                      25,009,188     46,924,754
                                            --------------- --------------
                                            $   33,097,112  $  51,038,768
                                            =============== ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                   $    4,036,605  $  11,900,605
Accounts payable                                   220,585        142,159
Due to affiliates                                  103,200        756,004
Accrued liabilities, principally interest
  and real estate taxes                            312,335        480,390
Security deposits                                  126,312        233,034
Loss in excess of investment in
  joint venture with an affiliate                               1,207,069
Mortgage notes payable - affiliate                              1,673,215
Mortgage notes payable                          29,511,061     51,796,170
                                            --------------- --------------
    Total liabilities                           34,310,098     68,188,646

Limited Partners' deficit (83,936
  Interests issued and outstanding)               (450,847)   (16,228,370)
General Partner's deficit                         (762,139)      (921,508)
                                            --------------- --------------
    Total partners' deficit                     (1,212,986)   (17,149,878)
                                            --------------- --------------
                                            $   33,097,112  $  51,038,768
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                   1996            1995
                                            --------------- --------------
Income:
  Rental and service                        $    9,369,736  $   9,659,722
  Interest on short-term investments                51,587         52,113
  Participation in income of joint venture
    with an affiliate                            3,028,395         16,574
                                            --------------- --------------
    Total income                                12,449,718      9,728,409
                                            --------------- --------------

Expenses:
  Interest on mortgage notes payable             3,285,979      3,710,260
  Interest on short-term loans from
    affiliate                                      474,632        611,146
  Depreciation                                   1,320,657      1,414,489
  Amortization of deferred expenses                146,018        156,489
  Property operating                             3,437,782      3,386,151
  Real estate taxes                                678,901        785,764
  Property management fees                         460,817        478,700
  Administrative                                   498,120        413,913
                                            --------------- --------------
    Total expenses                              10,302,906     10,956,912

Income (loss) before gain on sales of
  properties and extraordinary items             2,146,812     (1,228,503)

Gain on sales of properties                     12,625,131
                                            --------------- --------------
Income (loss) before extraordinary items        14,771,943     (1,228,503)
                                            --------------- --------------
Extraordinary items:
  Debt extinguishment expenses                    (714,030)
  Gain on forgiveness of debt                    1,858,027
  Participation in gain on forgiveness
    of debt from joint venture with an
    affiliate                                       41,897
  Participation in debt extinguishment
    expense from joint venture with an
    affiliate                                      (20,945)
                                            ---------------
    Total extraordinary items                    1,164,949
                                            --------------- --------------
Net income (loss)                           $   15,936,892  $  (1,228,503)
                                            =============== ==============

Income (loss) before extraordinary items
  allocated to General Partner              $      147,720  $     (12,285)
                                            =============== ==============
Income (loss) before extraordinary items
  allocated to Limited Partners             $   14,624,223  $  (1,216,218)
                                            =============== ==============
Income (loss) before extraordinary items
  per Limited Partnership Interest (83,936
  Interest issued and outstanding)          $       174.23         (14.49)
                                            =============== ==============
Extraordinary items allocated
  to General Partner                        $       11,649           None
                                            =============== ==============
Extraordinary items allocated
  to Limited Partners                       $    1,153,300           None
                                            =============== ==============
Extraordinary items per Limited Partnership
  Interest (83,936 issued and outstanding)  $        13.74           None
                                            =============== ==============
Net income (loss) allocated to General
  Partner                                   $      159,369  $     (12,285)
                                            =============== ==============
Net income (loss) allocated to Limited
  Partners                                  $   15,777,523  $  (1,216,218)
                                            =============== ==============
Net income (loss) per Limited Partnership
  Interest (83,936 issued and outstanding)  $       187.97  $      (14.49)
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                   1996           1995
                                            --------------- --------------
Income:
  Rental and service                        $    2,736,641  $   3,299,743
  Interest on short-term investments                22,174         19,062
                                            --------------- --------------
    Total income                                 2,758,815      3,318,805
                                            --------------- --------------
Expenses:
  Interest on mortgage notes payable               975,041      1,184,641
  Interest on short-term loans from
    affiliate                                      111,114        202,137
  Depreciation                                     397,526        471,496
  Amortization of deferred expenses                 44,393         52,578
  Property operating                             1,149,474      1,282,306
  Real estate taxes                                217,904        262,277
  Property management fees                         133,068        163,640
  Administrative                                   143,574        145,462
  Participation in loss of joint venture
    with an affiliate                                              16,672
                                            --------------- --------------
    Total expenses                               3,172,094      3,781,209
                                            --------------- --------------
Loss before gain on sales of properties and
  extraordinary items                             (413,279)

Gain on sales of properties                      9,562,435
                                            ---------------
Income before extraordinary items                9,149,156
                                            ---------------
Extraordinary items:
  Debt extinguishment expenses                    (552,783)
  Gain on forgiveness of debt                    1,858,027
                                            ---------------
    Total extraordinary items                    1,305,244
                                            --------------- --------------
Net income (loss)                           $   10,454,400  $    (462,404)
                                            =============== ==============
Income (loss) before extraordinary items
  allocated to General Partner              $       91,491  $      (4,624)
                                            =============== ==============
Income (loss) before extraordinary items
  allocated to Limited Partners             $    9,057,665  $    (457,780)
                                            =============== ==============

Income (loss) before extraordinary items
  per Limited Partnership Interest (83,936
  Interest issued and outstanding)          $       107.91  $       (5.46)
                                            =============== ==============
Extraordinary items allocated
  to General Partner                        $       13,052           None
                                            =============== ==============
Extraordinary items allocated
  to Limited Partners                       $    1,292,192           None
                                            =============== ==============
Extraordinary items per Limited Partnership
  Interest (83,936 issued and outstanding)  $        15.40           None
                                            =============== ==============
Net income (loss) allocated to General
  Partner                                   $      104,544  $      (4,624)
                                            =============== ==============
Net income (loss) allocated to Limited
  Partners                                  $   10,349,856  $    (457,780)
                                            =============== ==============
Net income (loss) per Limited Partnership
  Interest (83,936 issued and outstanding)  $       123.31  $       (5.46)
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                   1996            1995
                                            --------------- --------------
Operating activities:
  Net income (loss)                         $   15,936,892  $  (1,228,503)
  Adjustments to reconcile net income (loss)
    to net cash provided by or (used in)
     operating activities:
      Gain on sales of properties              (12,625,131)
      Debt extinguishment expenses                 714,030
      Gain on forgiveness of debt               (1,858,027)
      Participation in gain on forgiveness
        of debt from joint venture with an
        affiliate                                  (41,897)
      Participation in debt extinguishment
        expense from joint venture with an
        affiliate                                   20,945
      Participation in income of joint
        venture with an affiliate               (3,028,395)       (16,574)
      Depreciation of properties                 1,320,657      1,414,489
      Amortization of deferred expenses            146,018        156,489
      Net change in:
        Escrow deposits                              8,462       (522,193)
        Accounts and accrued interest
          receivable                                (4,643)       183,575
        Prepaid expenses                           (12,890)      (227,243)
        Accounts payable                            78,426       (137,244)
        Due to affiliates                         (652,804)       539,618
        Accrued liabilities                       (119,171)       337,731
        Security deposits                         (106,722)         9,460
                                            --------------- --------------
  Net cash (used in) or provided by
    operating activities                          (224,250)       509,605
                                            --------------- --------------
Investing activities:
   Proceeds from sales of properties            28,016,507
   Payment of selling costs                       (743,360)
   Distributions from joint venture with
     an affiliate                                1,805,678         56,269
   Contribution to joint venture with
      an affiliate                                (155,300)
   Redemption of restricted investments                           480,000
                                            --------------- --------------
  Net cash provided by investing activities     28,923,525        536,269
                                            --------------- --------------

Financing activities:
  Repayment of loans payable - affiliate        (7,864,000)      (480,000)
  Proceeds from loans payable - affiliate                          85,000
  Proceeds from issuance of mortage
    note payable - affiliate                       135,928
  Proceeds from issuance of mortgage
    notes payable                                               6,010,000
  Repayment of mortgage notes payable          (16,040,829)    (5,480,512)
  Principal payments on mortgage notes
    payable                                       (297,387)      (300,983)
  Funding of escrows                                             (157,500)
  Releases from escrows                            842,943
  Payment of deferred expenses                                   (162,841)
  Payment of prepayment penalties                 (272,290)
                                            --------------- --------------
  Net cash used in financing activities        (23,495,635)      (486,836)
                                            --------------- --------------
Net change in cash and cash equivalents          5,203,640        559,038
Cash and cash equivalents at beginning
  of period                                      1,125,457        600,949
                                            --------------- --------------

Cash and cash equivalents at end of period  $    6,329,097  $   1,159,987
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $3,156,874 and $3,560,056, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                   -------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost  $  84,173     $ 16,449      $ 72,619

The Partnership had a junior loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Chestnut Ridge - Phase I Apartments. In September 1996, the junior loan was increased by $135,928 in order to provide the minimum net proceeds required from the sale of this property. Subsequently, this $1,809,143 loan, along with accrued interest of $48,884 was forgiven in connection with the sale. See Notes 5 and 6 of Notes to Financial Statements for additional information. During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense on this affiliate loan of $129,105 and $150,204 and paid interest expense of $141,197 and $134,265, respectively.

As of September 30, 1996, the Partnership owes approximately $4,037,000 to the General Partner in connection with the funding of additional working capital and other Partnership obligations. The Partnership repaid $7,864,000 to the General Partner during the nine months ended September 30, 1996, primarily with the proceeds received from the sales of Forest Ridge - Phase II, Rosehill Pointe and Chestnut Ridge - Phase I apartment complexes. The Partnership incurred interest expense of $474,632 and $611,146, and paid interest expense of $1,178,632 and $14,764 on this loan during the nine months ended September 30, 1996 and 1995, respectively. As of September 30, 1996, interest expense of $30,581 was payable. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1996, this rate was 5.931%. During October 1996, the General Partner loan was repaid in full with proceeds from the sale of the Country Oaks, Chestnut Ridge - Phase I and Hunters Glen apartment complexes.

4. Investment in Joint Venture with an Affiliate:

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 38.38% and 61.62%, respectively. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The joint venture recognized a gain of $7,920,199 from the sale of this property, of which $3,055,484 was the Partnership's share.

5. Property Sales:

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

(b) In September 1996, the Partnership sold the Country Oaks Apartments in an all cash sale for $8,250,000. The purchaser of the Country Oaks Apartments took title subject to the existing first mortgage loan in the amount of $5,946,893. From the proceeds of the sale, the Partnership paid $154,436 in selling costs. The basis of the property was $4,191,573, which is net of accumulated depreciation of $2,937,967. For financial statement purposes, the Partnership recognized a gain of $3,903,991 from the sale of this property.

(c) In September 1996, the Partnership sold the Chestnut Ridge - Phase I Apartments in an all cash sale for $5,513,400. From the proceeds of the sale, the Partnership paid $3,629,161 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $192,709 in selling costs and $181,458 in prepayment penalties. The Partnership received net proceeds of $1,510,072 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,646,000 were to be received from the sale of this property. As a result, $135,928 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from TBC. The basis of the property was $4,336,015, which is net of accumulated depreciation of $2,622,209. For financial statement purposes, the Partnership recognized a gain of $984,676 from the sale of this property.

(d) In September 1996, the Partnership sold the Hunters Glen Apartments in an all cash sale for $9,100,000. From the proceeds of the sale, the Partnership paid $4,541,552 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $270,215 in selling costs and $90,832 in prepayment penalties. The basis of the property was $4,156,017, which is net of accumulated depreciation of $2,403,728. For financial statement purposes, the Partnership recognized a gain of $4,673,768 from the sale of this property.

6. Extraordinary Items:

(a) In connection with the sales of properties during 1996, the Partnership fully amortized the remaining deferred expenses in the amount of $441,740. In addition, in connection with the sales of the Chestnut Ridge - Phase I and Hunters Glen apartment complexes, the Partnership paid $272,290 in prepayment penalties. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

(b) In June 1996, the joint venture consisting of the Partnership and an affiliate sold the Rosehill Pointe Apartments. In connection with the sale, the joint venture fully amortized the remaining deferred expenses and recognized a gain related to the forgiveness of debt. The Partnership's share of these amounts of $20,945 and $41,897 were recognized as extraordinary items and classified as debt extinguishment expense and gain on the forgiveness of debt, respectively.

(c) In connection with the sale of the Chestnut Ridge - Phase I Apartments, the junior loan due to TBC, which had an outstanding balance of $1,858,027, including accrued interest of $48,884, was forgiven which resulted in an extraordinary gain on forgiveness of debt.

7. Subsequent Events:

(a) In October 1996, the Partnership sold the Marbrisa Apartments in an all cash sale for $7,800,000. From the proceeds of the sale, the Partnership paid $5,361,230 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $325,361 in selling costs. For financial statements purposes, the Partnership will recognize a gain of approximately $2,900,000 from the sale of this property during the fourth quarter of 1996.
(b) In October 1996, the Partnership sold the Willow Bend Lake Apartments in an all cash sale for $14,350,000. From the proceeds of the sale, the Partnership paid $9,737,486 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $366,660 in selling costs.
For financial statements purposes, the Partnership will recognize a gain of approximately $6,200,000 from the sale of this property during the fourth quarter of 1996.

(c) In November 1996, the Partnership sold the Park Crossing Apartments in an all cash sale for $11,350,000. From the proceeds of the sale, the Partnership paid $7,131,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $411,552 in selling costs and $142,639 in prepayment penalties. For financial statements purposes, the Partnership will recognize a gain of approximately $3,700,000 from the sale of this property during the fourth quarter of 1996.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. Prior to 1996, the Partnership disposed of five of these properties. During 1996, the Partnership sold seven properties and the property in which it held a minority joint venture interest. The Partnership continues to own and operate the Steeplechase Apartments; however, the property is actively being marketed for sale.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold four properties during the nine months ended September 30, 1996 and recognized significant gains. The Partnership also recognized its share of the gain from the June 1996 sale of the Rosehill Pointe Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate. In addition, the Partnership recognized an extraordinary gain on forgiveness of debt in connection with the sale of the Chestnut Ridge - Phase I Apartments. These events resulted in the recognition of net income during the nine months and quarters ended September 30, 1996 as compared to a net loss during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to the nine months and quarters ended September 30, 1996 and 1995.

The Partnership sold Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I and Hunters Glen apartment complexes during the first nine months of 1996. As a result, the Partnership recognized gains totaling $12,625,131 during 1996. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995.

Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1996. As a result of the Partnership's share of the gain recognized during 1996 in connection with the sale, income from participation in joint venture with an affiliate increased during the nine months ended September 30, 1996 when compared to the same period in 1995. In connection with the sale, the Partnership also recognized its share of a gain on forgiveness of debt of $41,897 and debt extinguishment expense of $20,945, both of which are classified as extraordinary items.

The repayment of a portion of the General Partner loans during 1996 along with lower interest rates resulted in a decrease in interest expense on short-term loans from affiliate during 1996 as compared to 1995.

Higher repair and maintenance expenditures in 1996 at the Hunters Glen, Steeplechase, and Willow Bend Lake apartment complexes resulted in increased property operating expense at these properties and partially offset the decrease from the property sales. As a result, property operating expense increased for the nine months ended September 30, 1996 as compared to the same period in 1995.

Higher professional fees caused an increase in administrative expenses during the nine months ended September 30, 1996 when compared to the same period in 1995.

In connection with the sale of Chestnut Ridge - Phase I Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,858,027 in 1996.

As a result of the 1996 property sales, the Partnership fully amortized remaining deferred expenses in the amount of $441,740. In addition, in connection with the sales of Chestnut Ridge - Phase I and Hunters Glen apartment complexes, the Partnership paid $272,290 in prepayment penalties. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense during 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $5,204,000 as of September 30, 1996 when compared to December 31, 1995 primarily as a result of the proceeds received in connection with the property sales in 1996. The Partnership used cash of approximately $224,000 in its operating activities which primarily represented the cash flow from the operations of its properties, which was offset by administrative expenses and the payment of accrued interest on short-term loans from an affiliate. Cash provided by investing activities of approximately $28,924,000 consisted of proceeds received in connection with the sales of the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I and Hunters Glen apartment complexes, net of selling costs, and net distributions received from the joint venture with an affiliate, which primarily represent the Partnership's share of the proceeds from the sale of Rosehill Pointe Apartments. Cash used in financing activities of approximately $23,496,000 consisted primarily of the repayment of $7,864,000 of loans payable to an affiliate and the repayment of mortgage note payables of approximately $16,041,000 on Forest Ridge - Phase II, Chestnut Ridge - Phase I and Hunters Glen apartment complexes. In addition, the Partnership received proceeds in connection with the sales of the Marbrisa and Willowbend Lake apartment complexes in October 1996 and Park Crossing Apartments in November 1996.

The Partnership owed approximately $4,037,000 to the General Partner at September 30, 1996 in connection with the funding of operating deficits and other working capital requirements. These loans were repaid in October 1996 from proceeds received from the sales of the Country Oaks, Chestnut Ridge - Phase I and Hunters Glen apartment complexes.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1996 and 1995, each of the Partnership's four properties owned at September 30, 1996 generated positive cash flow. As of September 30, 1996, the occupancy rates at the Partnership's remaining properties ranged from 93% to 98%.

The Forest Ridge - Phase II Apartments, which was sold in June 1996, generated positive cash flow prior to its sale in 1996 and generated a marginal deficit during 1995. The Chestnut Ridge - Phase I Apartments, which was sold in September 1996, generated positive cash flow prior to its sale in 1996 and generated a marginal deficit during 1995. The Hunters Glen and Country Oaks apartment complexes, which were sold in September 1996, both generated positive cash flow prior to their sales in 1996 and during 1995. The Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest, was sold in June 1996 and generated positive cash flow prior to its sale in 1996 and during 1995.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and has accelerated the Partnership's liquidation strategy. During 1996, the Partnership sold the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I, Hunters Glen, Marbrisa, Willow Bend Lake and Park Crossing apartment complexes. During 1996, the General Partner also sold the Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest. The Partnership is actively marketing the remaining property in its portfolio.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $170,250 in selling costs. The net proceeds of the sale were $4,992,073, of which $1,915,958 was the Partnership's share. Pursuant to the terms of the sale, the joint venture was required to holdback $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. The Partnership's share of the remaining proceeds were used to repay a portion of the General Partner loan. See Note 4 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Forest Ridge - Phase II Apartments complex in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $7,870,116 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $126,000 in selling costs. Pursuant to the terms of the sale the Partnership was required to holdback $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. The remaining proceeds were used to repay a portion of the General Partner loan. See Note 5 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Country Oaks Apartments in an all cash sale for $8,250,000. The purchaser of the Country Oaks Apartments took title subject to the existing first mortgage in the amount of $5,946,893. From the proceeds of the sale, the Partnership paid $154,436 in selling costs. The remaining proceeds were used to repay a portion of the General Partner loan in October 1996. See Note 5 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Chestnut Ridge - Phase I Apartments in an all cash sale for $5,513,400. From the proceeds of the sale, the Partnership paid $3,629,161 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $192,709 in selling costs and $181,458 in prepayment penalties, resulting in the Partnership receiving net proceeds of $1,510,072 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,646,000 were to be received from the sale of this property. As a result, $135,928 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from TBC. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until December 1996. The remaining proceeds were used to repay a portion of the General Partner loan in October 1996. See Notes 5 and 6 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Hunters Glen Apartments in an all cash sale for $9,100,000. From the proceeds of the sale, the Partnership paid $4,541,552 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $270,215 in selling costs and $90,832 in prepayment penalties. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until January 1997. A portion of the remaining proceeds was used to repay a portion of the General Partner loan in October 1996 and the remainder will be distributed to the Limited Partners in January 1997. See Note 5 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Marbrisa Apartments in an all cash sale for $7,800,000. From the proceeds of the sale, the Partnership paid $5,361,230 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $325,361 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until February 1997. The remainder of the proceeds will be distributed to the Limited Partners in January 1997. See Note 7 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Willow Bend Lake Apartments in an all cash sale for $14,350,000. From the proceeds of the sale, the Partnership paid $9,737,486 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $366,660 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until February 1997. The remainder of the proceeds will be distributed to the Limited Partners in January 1997. See Note 7 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Park Crossing Apartments in an all cash sale for $11,350,000. From the proceeds of the sale, the Partnership paid $7,131,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $411,552 in selling costs and $142,639 in prepayment penalties. The remainder of the proceeds will be distributed to the Limited Partners in January 1997. See Note 7 of Notes to Financial Statements for additional information.

The Partnership's remaining property is owned through the use of a third-party mortgage loan and therefore, the Partnership is subject to the financial obligations required by this loan. This loan matures in 2001.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. The Partnership used proceeds from the September 1996 property sales to repay the General Partner loan in full in October 1996. The General Partner intends to distribute the remaining proceeds from the September property sales, together with the proceeds received from the sales of the Marbrisa, Willow Bend Lake and Park Crossing apartment complexes to the Limited Partners in January 1997. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

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

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
--------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; treble damages on certain counts; punitive damages; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Willow Bend Lake Apartments
---------------------------

As previously reported, on October 14, 1996, the Partnership contracted to sell Willow Bend Lake Apartments, East Baton Rouge, Louisiana, to an unaffiliated party, New Plan Realty Trust, a Massachusetts business trust, for a sale price of $14,350,000. The purchaser assigned its rights under the agreement of sale to an affiliate, New Plan Realty of Louisiana, L.P., a Delaware limited partnership, and the sale closed on October 31, 1996. From the proceeds of the sale, the Partnership repaid the outstanding balance of the first mortgage loan of $9,737,486 and paid $212,250 to an unaffiliated party as a brokerage commission, $107,625 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $46,785 in closing costs. The Partnership received the remaining $4,245,854 of sale proceeds. Of such proceeds, $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 120 days after closing.

Park Crossing Apartments
------------------------

As previously reported, the Partnership contracted to sell Park Crossing Apartments, Georgia, to an unaffiliated party, EEA Development, Inc., a Delaware corporation, for a sale price of $11,350,000. EEA Development, Inc. assigned its rights under the contract to an affiliate, EEA-Park Crossing, LLC, and the sale closed on November 12, 1996. From the proceeds of the sale, the Partnership repaid the outstanding principal balance of the first mortgage loan of $7,131,987 and paid $170,250 to an unaffiliated party as a brokerage commission, $241,302 in closing costs and $142,639 in prepayment penalties. The Partnership received the remaining $3,663,822 of sale proceeds.

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

(ii) Letter Agreement dated June 28, 1996, relating to the sale of Hunter's Glen apartment complex, St. Louis County, Missouri, previously filed as Exhibit 99 to the Registrant's Report on Form 8-K dated July 15, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated August 2, 1996, relating to the sale of Hunter's Glen apartment complex, St. Louis County, Missouri previously filed as Exhibit 10(b)(iii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iv) Letter Agreement dated August 16, 1996 relating to the sale of Hunter's Glen Apartments previously filed as Exhibit (99)(d) to the Registrant's Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana previously filed as
Exhibit 2 to the Registrant's Report on Form 8-K dated September 30, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, is attached hereto.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, is attached hereto.

(d)(i) Agreement of Sale and letter agreements thereto relating to the sale of Marbrisa apartment complex, Hillsborough County, Florida previously filed as
Exhibit 2(a) to the Registrant's Report on Form 8-K dated July 15, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale dated August 16, 1996 relating to the sale of Marbrisa Apartments, Hillsborough County, Florida, previously filed as Exhibit (99)(a)(i) to the Registrant's Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated August 20, 1996 relating to the sale of Marbrisa Apartments, Hillsborough County, Florida, previously filed as Exhibit
(99)(a)(ii) to the Registrant's Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(iv) Letter Agreements relating to the sale of Marbrisa Apartments, Hillsborough County, Florida, previously filed as Exhibit (99)(b) to the Registrant's Report on Form 8-K dated September 30, 1996 is incorporated herein by reference.

(e)(i) Agreement of Sale dated September 3, 1996 relating to the sale of Chestnut Ridge - Phase I Apartments, Fort Worth, Texas previously filed as
Exhibit 2 to the Registrant's Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Chestnut Ridge - Phase I Apartments, Fort Worth, Texas, previously filed as Exhibit (99)(a) to the Registrant's Report on Form 8-K dated September 30, 1996 is incorporated herein by reference.

(f)(i) Agreement of Sale and attachment thereto relating to the sale of Park Crossing Apartments, Gwinnett County, Georgia previously filed as Exhibit 2(a) to the Registrant's Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the Sale of Park Crossing Apartments, Gwinnett County, Georgia previously filed as Exhibit 2(b) to the Registrant's Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.

(iii) Letter relating to the sale of Park Crossing Apartments, Gwinnett County, Georgia previously filed as Exhibit 2(c) to the Registrant's Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated August 16, 1996 was filed reporting a contract to sell Chestnut Ridge Apartments, Phase I located in Fort Worth, Texas and the extension of the closing dates for the sales of Marbrisa Apartments located in Hillsborough County, Florida, and Hunters Glen Apartments located in St. Louis County, Missouri. Also, reported the closing of the sale of Country Oaks Apartments located in Memphis, Tennessee and the termination of the contracts to sell Willow Bend Lake Apartments located in East Baton Rouge, Louisiana, and Steeplechase Apartments located in Lexington-Fayette, Kentucky.

(ii) A Current Report on Form 8-K dated September 16, 1996 was filed reporting the contract to sell the Park Crossing Apartments located in Gwinnett County, Georgia.

(iii) A Current Report on Form 8-K dated September 30, 1996 was filed reporting contracts to sell Willow Bend Lake Apartments located in East Baton Rouge Parish, Louisiana. Also, reported were the closings of the sales of Chestnut Ridge Apartments, Phase I located in Fort Worth, Texas, and Hunters Glen Apartments located in St. Louis County, Missouri, and Marbrisa Apartments located in Hillsborough County, Florida.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP



                         By:   /s/ Thomas E. Meador
                              ---------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XVII, the General Partner



                         By:   /s/ Jayne A. Kosik
                              ----------------------------------
                              Jayne A. Kosik
                              Vice President, and Chief Financial Officer
                              (Principal Accounting Officer) of Balcor
                              Partners-XVII, the General Partner





Date:   November 14, 1996
       -------------------------