Form 10-K
period 1996-12-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1997-03-27
CIK 759831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

2355 Waukegan Road
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

The Registrant utilized the net offering proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional property. The Registrant disposed of twelve of these properties and the minority joint venture interest as of December 31, 1996. The Registrant owns the remaining property described under "Item 2. Properties." The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's remaining property faces various levels of competition for retention of its tenants from similar types of properties in the vicinity in which it is located. The Registrant has no plans to change the current use of or to renovate its remaining property.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

The remaining property, Steeplechase Apartments, is subject to certain competitive conditions in the market it is located. See "Item 7. Liquidity and Capital Resources" for additional information.

During 1996, the Registrant sold the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I, Hunters Glen, Marbrisa, Willow Bend Lake and Park Crossing apartment complexes. During 1996, the Registrant and an affiliate also sold the Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest. The Registrant has entered into a contract for the sale of its remaining property, the Steeplechase Apartments. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Registrant for a longer period of time.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

During June 1996, the Registrant sold the Forest Ridge - Phase II Apartments in an all cash sale for $11,100,000. During June 1996, the Registrant and an affiliate sold the Rosehill Pointe Apartments in an all cash sale for $20,700,000. During September 1996, the Registrant sold the Country Oaks, Chestnut Ridge - Phase I and Hunters Glen apartment complexes in all cash sales for $8,250,000, $5,513,400 and $9,100,000, respectively. During October 1996, the Registrant sold the Marbrisa and Willow Bend Lake apartment complexes in all cash sales for $7,800,000 and $14,350,000, respectively. During November 1996, the Registrant sold the Park Crossing Apartments in an all cash sale for $11,350,000. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant has entered into a contract for the sale of its remaining property, the Steeplechase Apartments for a sale price of $10,100,000. See "Item 1. Other Information" for additional information.

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

Other Information
-----------------

Steeplechase Apartments
-----------------------

As previously reported, on November 20, 1996, the Registrant contracted to sell Steeplechase Apartments, Lexington-Fayette, Kentucky, to an unaffiliated party, Infinity Acquisitions, L.L.C., an Illinois limited liability company. The agreement of sale was terminated by the purchaser on December 2, 1996 and was subsequently reinstated on December 20, 1996. The sale price is $10,100,000. The closing of the sale has been extended to March 27, 1997.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owned in fee simple the Steeplechase Apartments located in Lexington-Fayette, Kentucky. This property is a 296-unit apartment complex located on approximately 16 acres. See Note 2 of Notes to the Financial Statements for additional information.

The average occupancy rates and effective average rent per unit for each of the last five years for the remaining property owned by the Registrant at December 31, 1996, are described below.

                    1996      1995      1994      1993      1992
                    -----     -----    -----      -----     -----
Steeplechase
Apartments
  Occupancy rate     93%       94%       95%       95%       95%
  Effective rent    $541      $528      $514      $494      $479

Apartment units in this property are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1996 for this property totaled $77,949.

The Federal tax basis of the Registrant's property totaled $8,581,391 as of December 31, 1996. For Federal income tax purposes, the acquisition cost of this property is depreciated over its useful life of 18 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

Steeplechase Apartments is held subject to mortgage financing as described in more detail in Note 5 of Notes to the Financial Statements.

In the opinion of the General Partner, the Registrant provided for adequate insurance coverage for its real estate investment property.

See Notes to Financial Statements for other information regarding this real property investment.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 7,348.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  ------------------------------------------------------------
                      1996       1995        1994        1993        1992
                  ----------- ----------- ----------- ----------- ------------
Total income     $13,452,971 $13,107,902  $12,877,418 $13,143,237  $14,216,484
Income (loss)
 before gain on
 sale of properties
 and extra-
 ordinary items    1,835,074 (1,479,430)  (2,019,363) (2,299,675)  (2,647,166)
Net income (loss) 27,848,238 (1,479,430)  (2,019,363)   1,348,884  (2,647,166)
Net income (loss)
  per Limited
  Partnership
  Interest             328.46    (17.45)      (23.82)       15.91      (31.22)
Total assets      18,507,810  51,038,768   52,186,795  54,690,993   65,783,386
Mortgage notes
  payable          7,249,433  53,469,385   53,346,903  57,225,506   65,457,125

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Partnership") sold seven properties and recognized significant gains on these sales. The Partnership also recognized its share of the gain on the June 1996 sale of the Rosehill Pointe Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate. These events resulted in the recognition of net income during 1996 as compared to a net loss during 1995 and 1994. Improved property operations at several of the properties owned by the Partnership was the primary reason the net loss decreased during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------
Rental and service income decreased in 1996 as compared to 1995 primarily due to the sales of the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I, Hunters Glen, Marbrisa, Willow Bend Lake, and Park Crossing apartment complexes during 1996.

Higher average cash balances due to the investment of the proceeds from the property sales prior to distribution to Limited Partners in January 1997, resulted in an increase in interest income on short-term investments during 1996 as compared to 1995.

Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1996. As a result of the Partnership's share of the gain recognized during 1996 in connection with the sale, income from participation in joint venture with an affiliate increased in 1996 when compared to 1995. In connection with the sale, the Partnership also recognized its share of debt extinguishment expense of $20,945 which is classified as an extraordinary item.

Interest expense on mortgage notes payable decreased in 1996 as compared to 1995 primarily due to the repayment of mortgage loans with proceeds from the property sales.

The repayment of the General Partner loans during 1996 along with lower interest rates resulted in a decrease in interest expense on short-term loans from affiliate during 1996 as compared to 1995.

Depreciation expense decreased in 1996 as compared to 1995 due to the 1996 property sales.

Amortization of deferred expenses related to mortgage loans on properties decreased in 1996 as compared to 1995 due to the 1996 property sales.

Property operating expenses decreased during 1996 as compared to 1995 due to the property sales. This decrease of approximately $807,000 was partially offset by increased repair and maintenance expenditures in 1996 at the Hunters Glen Apartments of approximately $133,000 relating to basin work and painting in preparation for the sale.

Real estate tax expense decreased during 1996 as compared to 1995 due to the property sales.

Property management fees decreased in 1996 as compared to 1995 due to the property sales.

Higher professional fees resulted in an increase in administrative expenses during 1996 when compared to 1995.

The Partnership sold the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge
- Phase I, Hunters Glen, Marbrisa, Willow Bend Lake, and Park Crossing apartment complexes and recognized gains totaling $25,641,050 during 1996.

As a result of the 1996 property sales, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $709,329. In addition, in connection with the sales of the Chestnut Ridge - Phase I, Hunters Glen, Willow Bend Lake and Park Crossing apartment complexes, the Partnership paid $804,428 in prepayment penalties. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses during 1996.

In connection with the sale of the Chestnut Ridge - Phase I Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,864,919 in 1996.

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

During 1994, the Partnership reached a settlement with defendants in the litigation relating to the Park Crossing Apartments and received $300,000 in settlement of all claims due to the Partnership.

In connection with the 1994 refinancing of certain of the properties' mortgage loans, the Partnership retired $2,274,269, including deferred interest, and replaced $4,215,546 of affiliate mortgage notes payable related to the Chestnut Ridge - Phase I and Forest Ridge - Phase II apartment complexes with proceeds from both third party mortgage loans and short-term loans from the General Partner. As a result, interest expense on mortgage notes payable decreased and interest expense on short-term loans from affiliates increased during 1995 as compared to 1994. The Partnership paid a prepayment penalty of $54,805 in connection with the Country Oaks Apartments refinancing in June 1995 which partially offset the decrease in interest expense on mortgage notes payable.

Due to the refinancing of the mortgage loans collateralized by Chestnut Ridge - Phase I in 1994, the Partnership wrote-off the remaining unamortized deferred expenses related to the previous loan. As a result, amortization of deferred expenses decreased during 1995 as compared to 1994.

Professional fees incurred in 1994 related to refinancings and legal fees relating to the Park Crossing Apartments settlement incurred in 1994 resulted in a decrease in administrative expenses during 1995 as compared to 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $11,332,000 as of December 31, 1996 when compared to December 31, 1995 primarily as a result of the proceeds received in connection with the property sales in 1996. The Partnership's cash used in operating activities of approximately $306,000 was primarily due to the operations of its properties and interest income on short-term investments, which were offset by administrative expenses and the payment of accrued interest on short-term loans from an affiliate. Cash provided by investing activities of approximately $61,724,000 consisted of proceeds received in connection with the sales of the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I, Hunters Glen, Marbrisa, Willow Bend Lake, and Park Crossing apartment complexes, net of selling costs, plus net distributions received from the joint venture with an affiliate, which primarily represent the Partnership's share of the proceeds from the sale of Rosehill Pointe Apartments. Cash used in financing activities of approximately $50,086,000 consisted primarily of the repayment in full of approximately $11,901,000 of loans payable to an affiliate and the repayment of mortgage notes payable of approximately $38,272,000 with proceeds from property sales. In January 1997, the Partnership made a distribution from sales proceeds to Limited Partners as discussed below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, Steeplechase Apartments generated positive cash flow. As of December 31, 1996, the occupancy rate at the property was 96%.

The Forest Ridge - Phase II Apartments, which was sold in June 1996, generated positive cash flow prior to its sale in 1996 and generated a marginal deficit during 1995. The Chestnut Ridge - Phase I Apartments, which was sold in September 1996, generated a marginal deficit prior to its sale in 1996 and during 1995. The Hunters Glen and Country Oaks apartment complexes, which were sold in September 1996, both generated positive cash flow prior to their sales in 1996 and during 1995. The Marbrisa and Willow Bend Lake apartment complexes, which were sold in October 1996, both generated positive cash flow prior to their sales in 1996 and during 1995. The Park Crossing apartment complex, which was sold in November 1996, generated positive cash flow prior to its sale in 1996 and during 1995. The Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest, was sold in June 1996 and generated positive cash flow prior to its sale in 1996 and during 1995.

During 1996, the Partnership sold the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I, Hunters Glen, Marbrisa, Willow Bend Lake and Park Crossing apartment complexes. During 1996, the General Partner also sold the Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest. The Partnership has entered into a contract for the sale of its remaining property, the Steeplechase Apartments, for a sale price of $10,100,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $170,250 in selling costs. The net proceeds of the sale were $4,992,073, of which $1,915,958 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the joint venture until October 1996. The full amount of the holdback was released in October 1996. The Partnership's share of the remaining proceeds was used to repay a portion of the General Partner loan. See
Note 7 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Forest Ridge - Phase II Apartments complex in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $7,870,116 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $126,000 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the Partnership until October 1996. The full amount of the holdback was released in October 1996. The remaining proceeds were used to repay a portion of the General Partner loan. See Note 10 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Country Oaks Apartments for $8,250,000. The purchaser of the Country Oaks Apartments took title subject to the existing first mortgage in the amount of $5,946,893. From the proceeds of the sale, the Partnership paid $154,436 in selling costs. The remaining proceeds were used to repay a portion of the General Partner loan in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Chestnut Ridge - Phase I Apartments in an all cash sale for $5,513,400. From the proceeds of the sale, the Partnership paid $3,629,161 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $199,601 in selling costs and $181,458 in prepayment penalties, resulting in the Partnership receiving net proceeds of $1,503,180 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,646,000 were to be received from the sale of this property. As a result, $142,820 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from The Balcor Company ("TBC"). Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until December 1996. The full amount of the holdback was released in December 1996. The remaining proceeds were used to repay a portion of the General Partner loan in October 1996. See Notes 10 and 12 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Hunters Glen Apartments in an all cash sale for $9,100,000. From the proceeds of the sale, the Partnership paid $4,541,552 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $270,215 in selling costs and $90,832 in prepayment penalties. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the Partnership until January 1997. The full amount of the holdback was released in January 1997. A portion of the remaining proceeds was used to repay a portion of the General Partner loan in October 1996 and the remainder was distributed to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Marbrisa Apartments in an all cash sale for $7,800,000. From the proceeds of the sale, the Partnership paid $5,361,230 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $325,361 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the Partnership until February 1997. The full amount of the holdback was released in February 1997. The remainder of the proceeds were distributed to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Willow Bend Lake Apartments in an all cash sale for $14,350,000. From the proceeds of the sale, the Partnership paid $9,737,486 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $366,660 in selling costs and $389,499 in prepayment penalties. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until February 1997. The full amount of the holdback was released to the Partnership in February 1997. The remainder of the proceeds were distributed to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Park Crossing Apartments in an all cash sale for $11,350,000. From the proceeds of the sale, the Partnership paid $7,131,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $191,995 in selling costs and $142,639 in prepayment penalties. The majority of the remaining proceeds were distributed to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

Steeplechase Apartments is located in Lexington, Kentucky, in the southeast sub-market. This area offers a wide range of pricing at its various apartment complexes. Steeplechase's pricing positions it toward the upper end of the market. Approximately 1,500 new units were completed in the sub-market in 1996, which has had a softening effect on occupancy and rental rates at Steeplechase Apartments. In 1996, the property's average occupancy was 93%; the southeast sub-market's average occupancy was 91%.

During January 1997, the Partnership made its initial cash distribution and paid $9,232,960 ($110 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Net Cash Proceeds from the sales of the Hunters Glen, Marbrisa, Willow Bend Lake and Park Crossing apartment complexes. To date, Limited Partners have received cash distributions of Net Cash Proceeds of $110 per $1,000 interest, as well as certain tax benefits. The Partnership will distribute available proceeds from the sale of the Steeplechase Apartments in 1997. In light of results to date, investors will not recover a substantial portion of their original investment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets         $18,507,810  $16,292,048  $51,038,768    $30,235,662
Partners' capital
  (deficit):
    General Partner    (643,026)    (169,038)    (921,508)   (14,587,833)
    Limited Partners  11,121,829   17,169,649 (16,228,370)   (16,576,162)
Net income (loss):
    General Partner      278,482   14,418,795     (14,794)       (38,483)
    Limited Partners  27,569,756   33,965,368  (1,464,636)    (2,212,271)
    Per Limited Part-
      nership Interest    328.46       404.66      (17.45)        (26.36)

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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary

Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,366 in 1996 with respect to one of the executive officers and directors of Balcor Partners-XVII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of these remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Partners-XVII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                                Beneficially
Title of Class                    Owned               Percent of Class
--------------                ---------------         ----------------
Limited Partnership
     Interest                 1,235 Interests              1.47%

Relatives and affiliates of the partners and officers of the General Partner own 26 additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(4) Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 12, 1985 (Registration No. 2-95000) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

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

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (10)(c)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

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

(g)(i) Agreement of Sale and attachment thereto relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(i) to the Registrant's Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(ii) Due Diligence Termination Notice relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(ii) to the Registrant's Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(iii) Reinstatement of, and First Amendment to, Agreement of Sale, relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(iii) to the Registrant's Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(iv) Letter Agreement dated December 20, 1996, relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(iv) to the Registrant's Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(v) Letter Agreement dated January 22, 1997 relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky, is attached hereto.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated December 20, 1996 was filed reporting a contract to sell Steeplechase Apartments, located in Lexington-Fayette, Kentucky.

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

                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP

                      By:/s/Jayne A. Kosik
                         --------------------------------
                         Jayne A. Kosik
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners-XVII, the
                         General Partner

Date: March 26, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    ------------------------------     --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVII,
/s/Thomas E. Meador      the General Partner                March 26, 1997
--------------------                                        --------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners XVII, the General
 /s/Jayne A. Kosik       Partner                            March 26, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein. Audited Financial Statements for significant subsidiary investment in joint venture are omitted since the property was sold and the Partnership is in its liquidation phase.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate asset. Upon disposition of its remaining real estate asset and resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.

March 24, 1997
Chicago, Illinois

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                1996             1995
                                           --------------   --------------
Cash and cash equivalents                  $  12,457,760    $   1,125,457
Escrow deposits                                   82,469        1,693,209
Accounts and accrued interest receivable         532,365          143,573
Prepaid expenses                                  19,833          137,929
Deferred expenses, net of accumulated
  amortization of $113,839 in 1996 and
  $429,418 in 1995                               140,314        1,013,846
                                           --------------   --------------
                                              13,232,741        4,114,014
                                           --------------   --------------
Investment in real estate:
  Land                                         1,436,769       10,525,187
  Buildings and improvements                   7,276,630       62,537,549
                                           --------------   --------------
                                               8,713,399       73,062,736
  Less accumulated depreciation                3,438,330       26,137,982
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                     5,275,069       46,924,754
                                           --------------   --------------
                                           $  18,507,810    $  51,038,768
                                           ==============   ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loans payable - affiliate                                   $  11,900,605
Accounts payable                           $     633,881          142,159
Due to affiliates                                114,934          756,004
Accrued liabilities, principally interest
  and real estate taxes                                           480,390
Security deposits                                 30,759          233,034
Loss in excess of investment in joint
  venture with an affiliate                                     1,207,069
Mortgage notes payable - affiliate                              1,673,215
Mortgage notes payable                         7,249,433       51,796,170
                                           --------------   --------------
    Total liabilities                          8,029,007       68,188,646
                                           --------------   --------------
Commitments and Contingencies
Limited Partners' capital (deficit)
  (83,936 Interests issued and outstanding)   11,121,829      (16,228,370)
General Partner's deficit                       (643,026)        (921,508)
                                           --------------   --------------
    Total Partners' capital (deficit)         10,478,803      (17,149,878)
                                           --------------   --------------
                                           $  18,507,810    $  51,038,768
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1996, 1995, and 1994

                                    Partners' Capital (Deficit) Accounts
                               ---------------------------------------------
                                                   General        Limited
                                     Total         Partner        Partners
                               --------------- -------------- --------------
Balance at December 31, 1993   $  (13,651,085) $    (886,520) $ (12,764,565)
Net loss for the year
  ended December 31, 1994          (2,019,363)       (20,194)    (1,999,169)
                               --------------- -------------- --------------
Balance at December 31, 1994      (15,670,448)      (906,714)   (14,763,734)
Net loss for the year
  ended December 31, 1995          (1,479,430)       (14,794)    (1,464,636)
                               --------------- -------------- --------------
Balance at December 31, 1995      (17,149,878)      (921,508)   (16,228,370)
Deemed distribution to
  Limited Partners  (A)              (219,557)                     (219,557)
Net income for the year
  ended December 31, 1996          27,848,238        278,482     27,569,756
                               --------------- -------------- --------------
Balance at December 31, 1996   $   10,478,803  $    (643,026) $  11,121,829
                               =============== ============== ==============



(A) This amount represents a state withholding tax paid on behalf of Limited Partners relating to the gain on the sale of Park Crossing Apartments.


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85 - SERIES II
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1996, 1995, and 1994

                                     1996            1995           1994
                                 ------------- -------------- --------------
Income:
  Rental and service           $   10,194,675  $  13,021,575  $  12,521,580
  Interest on short-term
    investments                       229,901         65,886         67,424
  Participation in income
    (loss) of joint venture
    with an affiliate               3,070,292         20,441        (11,586)
  Settlement income                                                 300,000
                               --------------- -------------- --------------
Total income                       13,494,868     13,107,902     12,877,418
                               --------------- -------------- --------------
Expenses:
  Interest on mortgage notes
    payable                         3,629,339      4,899,174      5,138,352
  Interest on short-term loans
    from affiliate                    477,434        815,156        572,915
  Depreciation                      1,461,603      1,885,984      1,885,983
  Amortization of deferred
    expenses                          164,203        209,065        274,282
  Property operating                3,975,275      4,649,658      4,716,555
  Real estate taxes                   747,563        988,743      1,039,756
  Property management fees            517,242        644,856        626,989
  Adminstrative                       645,238        494,696        641,949
                               --------------- -------------- --------------
Total expenses                     11,617,897     14,587,332     14,896,781
                               --------------- -------------- --------------
Income (loss) before gain on
  sales of properties and
  extraordinary items               1,876,971     (1,479,430)    (2,019,363)
Gain on sales of properties        25,641,050
                               --------------- -------------- --------------
Income (loss) before
  extraordinary items              27,518,021     (1,479,430)    (2,019,363)
                               --------------- -------------- --------------
Extraordinary items:
  Debt extinguishment expenses     (1,513,757)
  Gain on forgiveness of debt       1,864,919
  Participation in debt
    extinguishment expense
    from joint venture with
    an affiliate                      (20,945)
                               ---------------
Total extraordinary items             330,217
                               --------------- -------------- --------------
Net income (loss)              $   27,848,238  $  (1,479,430) $  (2,019,363)
                               =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

                                      1996            1995           1994
                                 ------------- -------------- --------------
Income (loss) before
  extraordinay items allocated
  to General Partner           $      275,180  $     (14,794) $     (20,194)
                               =============== ============== ==============
Income (loss) before
  extraordinary items allocated
  to Limited Partners          $   27,242,841  $  (1,464,636) $  (1,999,169)
                               =============== ============== ==============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (83,936 Interests issued and
  outstanding)                 $       324.57  $      (17.45) $      (23.82)
                               =============== ============== ==============
Extraordinary items allocated
  to General Partner           $        3,302  $        None  $        None
                               =============== ============== ==============
Extraordinary items allocated
  to Limited Partners          $      326,915  $        None  $        None
                               =============== ============== ==============
Extraordinary items per
  Limited Partnership Interest
  (83,936 issued and
  outstanding)                 $         3.89  $        None  $        None
                               =============== ============== ==============
Net income (loss) allocated
  to General Partner           $      278,482  $     (14,794) $     (20,194)
                               =============== ============== ==============
Net income (loss) allocated
  to Limited Partners          $   27,569,756  $  (1,464,636) $  (1,999,169)
                               =============== ============== ==============
Net income (loss) per Limited
  Partnership Interest
  (83,936 issued and           $       328.46  $      (17.45) $      (23.82)
  outstanding)                 =============== ============== ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994

                                     1996           1995           1994
                               --------------- -------------- --------------
Operating activities:
  Net income (loss)            $   27,848,238  $  (1,479,430) $  (2,019,363)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Gain on sales of
        properties                (25,641,050)
      Debt extinguishment
        expenses                      709,329
      Gain on forgiveness of
        debt                       (1,864,919)
      Participation in (income)
        loss of joint venture
        with an affiliate          (3,070,292)       (20,441)        11,586
      Participation in debt
        extinguishment expense
        from joint venture
        with an affiliate              20,945
      Depreciation                  1,461,603      1,885,984      1,885,983
      Amortization of deferred
        expenses                      164,203        209,065        274,282
      Deferred interest expense                                     196,599
      Payment of deferred
        interest expense                                           (681,731)
      Net change in:
        Escrow deposits             1,119,748       (643,654)       178,438
        Accounts and accrued
          interest receivable        (388,792)        40,002        165,810
        Prepaid expenses              118,096       (137,929)
        Accounts payable              491,722       (101,599)       150,525
        Due to affiliates            (641,070)       539,549        107,590
        Accrued liabilities          (431,506)        56,423        (10,388)
        Security deposits            (202,275)         4,461        (17,400)
                               --------------- -------------- --------------
  Net cash (used in) or
    provided by operating
    activities                       (306,020)       352,431        241,931
                               --------------- -------------- --------------
Investing activities:
  Redemption of restricted
    investments                                      480,000
  Distributions from joint
    venture with an affiliate       1,997,578        125,528         93,467
  Contribution to joint
    venture with an affiliate        (155,300)
  Proceeds from sales of
    properties                     61,516,507
  Payment of selling costs         (1,634,268)
                               --------------- -------------- --------------
  Net cash provided by
    investing activities           61,724,517        605,528         93,467
                               --------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

                                     1996           1995           1994
                               --------------- -------------- --------------
Financing activities:
  Proceeds from issuance of
    mortgage notes payable                     $   6,010,000  $  11,664,000
  Repayment of mortgage notes
    payable                    $  (38,271,532)    (5,480,512)    (9,389,731)
  Proceeds from loans payable -
    affiliate                                         85,000        827,114
  Repayment of loans payable -
    affiliate                     (11,900,605)      (480,000)    (1,499,140)
  Proceeds from issuance of
    mortgage notes payable -
    affiliate                         142,820
  Repayment of mortgage notes
    payable - affiliates                                         (1,592,538)
  Principal payments on
    mortgage notes payable           (328,312)      (407,006)      (344,788)
  Funding of repair escrows                         (157,500)      (287,150)
  Releases from escrows               490,992        149,407          4,463
  Payment of deferred expenses                      (152,840)      (308,817)
  Deemed distribution
    to Limited Partners              (219,557)
                               --------------- -------------- --------------
  Net cash used in financing
    activities                    (50,086,194)      (433,451)      (926,587)
                               --------------- -------------- --------------
Net change in cash and cash
  equivalents                      11,332,303        524,508       (591,189)
Cash and cash equivalents at
  beginning of year                 1,125,457        600,949      1,192,138
                               --------------- -------------- --------------
Cash and cash equivalents at
  end of year                  $   12,457,760  $   1,125,457  $     600,949
                               =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Partnership") is engaged principally in the operation of residential real estate investment located in various markets within the United States. The Partnership's remaining property is located in Lexington-Fayette, Kentucky.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I, Hunters Glen, Marbrisa, Willow Bend Lake and Park Crossing apartment complexes. During 1996, the General Partner also sold the Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest. The Partnership has entered into a contract to sell its remaining property, the Steeplechase Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 15 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its remaining property based on the current estimated sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Investment in joint venture with an affiliate represented the recording of the Partnership's 38.38% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss. Depreciation recognized in connection with the ownership of real estate by the joint venture resulted in the Partnership's share of cumulative losses exceeding the net amounts invested in the joint venture. This resulted in the classification of the investment as "Loss in excess of investment in joint venture with an affiliate" in the accompanying 1995 financial statements.

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

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(i) The Partnership is not liable for Federal income taxes, and each Partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) A reclassification has been made to the previously reported 1994 financial statements to conform with the classification used in 1996 and 1995. This reclassification has not changed the 1994 results.

4. Partnership Agreement:

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

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                   Carrying     Carrying Current  Final
Property           Amount of   Amount of  Inter-  Matur-  Current   Estimated
Pledged as          Note at     Notes at   est     ity    Monthly    Balloon
Collateral         12/31/96     12/31/95   Rate    Date   Payment    Payment
--------------    ----------  ----------  ------  ------  -------   ----------
Mortgage Notes Payable - Non-affiliates
Apartment Complexes

Chestnut Ridge I (a)     None  $3,648,475
Country Oaks(b)(d)       None   5,983,640
Forest Ridge II(c)(d)    None   7,894,311
Hunter's Glen(d)         None   4,567,048
Marbrisa (d)             None   5,404,320
Park Crossing (d)        None   7,188,734
Steeplechase       $7,249,433   7,312,127   9.13%  2001   $60,643    $6,893,000
Willow Bend Lake(d)      None   9,797,515
                  ----------- -----------
  Subtotal         $7,249,433  51,796,170
                  ----------- -----------

Mortgage Notes Payable - Affiliates
Apartment Complexes

Chestnut Ridge I(a)      None   1,673,215
                  ----------- -----------
  Subtotal               None   1,673,215
                  ----------- -----------
    Total          $7,249,433 $53,469,385
                  =========== ===========

(a) In March 1994, the Partnership completed the refinancing of these mortgage loans. The original loans consisted of a $3,029,731 first mortgage loan from an unaffiliated lender and a junior mortgage loan and an unsecured loan from affiliates of the Partnership totaling $3,983,484, including deferred interest of $450,185. The proceeds from the new first mortgage loan of $3,694,000 from an unaffiliated lender were used to repay the previous first mortgage loan, the deferred interest on the affiliated loans and $214,084 of the outstanding loans from affiliates. As required by the unaffiliated lender, $1,646,000 of the remaining balance of the affiliate loans was retired and replaced with a General Partner loan and the remainder was re-characterized as a junior nonrecourse loan of $1,473,215 and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property, both of which were included in mortgage notes payable - affiliates on the balance sheet. The Limited Partners' position was unaffected by this conversion of a portion of the affiliated loan to an equity position, as Limited Partners' equity was subordinate to the preferred interest just as it was subordinated to the affiliate loans prior to the re-characterization.

The affiliate loan and preferred equity interest were subordinate to the Partnership's receipt of sale or refinancing proceeds in the amount of $1,646,000. The property was sold in September 1996 and the mortgage note payable - nonaffiliate was repaid with a portion of the proceeds. The junior nonrecourse affiliate loan was increased by $142,820 in order to provide the minimum net proceeds of $1,646,000 required from the sale of this property. Subsequently, this $1,816,035 loan, along with accrued interest expense of $48,884, was forgiven in connection with the sale. See Notes 10 and 12 of Notes to the Financial Statements for additional information.

(b) In June 1995, this loan was refinanced. A portion of the proceeds from the new $6,010,000 first mortgage loan were used to repay the existing first mortgage loan of $5,480,512.

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

(d) This property was sold in 1996. See Note 10 of Notes to the Financial Statements for additional information.

The Steeplechase Apartments' loan described above requires monthly payments of principal and interest.

See Note 11 of Notes to Financial Statements for additional information on cash collateral pledges.

Real estate with an aggregate carrying value of $5,275,069 at December 31, 1996 was pledged as collateral for repayment of the remaining mortgage loan.

Approximate principal maturities of the above mortgage note payable during the next five years are as follows:

                      1997           $   68,700
                      1998               75,200
                      1999               82,400
                      2000               90,200
                      2001            6,892,900

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred and paid interest expense on nonaffiliated mortgage notes payable of $3,510,851, $4,742,339 and $4,680,137, respectively.

6. Management Agreements:

As of December 31, 1996, the Partnership's remaining property was under a management agreement with a third-party management company. This management agreement provided for annual fees of 5% of gross operating receipts.

7. Investment in Joint Venture with an Affiliate:

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The joint venture partner was an affiliate with investment objectives similar to those of the Partnership. The Partnership and the affiliate held participating percentages in the joint venture of 38.38% and 61.62%, respectively. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The joint venture recognized a gain of $7,920,199 from the sale of this property, of which $3,055,484 was the Partnership's share. During 1996, 1995 and 1994, the Partnership received distributions of $1,997,578, $125,528 and $93,467, respectively, and made a capital contribution of $155,300 to the joint venture in 1996.

The following information has been summarized from the financial statements of the joint venture:
                                              1996
                                          -----------
Total Income                               $4,967,399
Loss before gain on sale                      (15,995)
Gain on sale                                7,920,199
Net income                                  7,904,204

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $20,265,925 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Property management fees None None None None $572,620 None Reimbursement of expenses to the General Partner
  at cost:
    Accounting            $16,454 $16,162  $46,401  $2,528   70,337 $25,737
    Data processing         8,080   3,487   42,184   2,976   54,271  15,312
    Investor communica-
      tions                  None    None    6,252    None   19,725   5,681
    Legal                  13,521  13,243   30,317   3,090   14,649   8,055
    Portfolio management   64,566  60,741  107,761  11,525   40,873  25,281
    Other                  21,302  21,301   11,185   1,304   17,062   4,912

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program, however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $16,968, $85,753 and $120,176 in 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties, including the property in which the Partnership held a minority joint venture interest, until the affiliate was sold to a third party in November 1994.

The Partnership had a junior loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Chestnut Ridge - Phase I Apartments. In September 1996, the junior loan was increased by $142,820 in order to provide the minimum net proceeds required from the sale of this property. Subsequently, this $1,816,035 loan, along with accrued interest of $48,884 was forgiven in connection with the sale. See Notes 10 and 12 of Notes to Financial Statements for additional information. During 1996, 1995 and 1994, the Partnership incurred interest expense on the loan from The Balcor Company of $118,488, $156,835 and $458,215 and paid interest expense of $130,580,
$175,241 and $943,347, respectively. As of December 31, 1995 interest expense of $12,092 was payable and was included in accrued liabilities on the balance sheet.

During 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $11,900,605 plus interest expense payable of $734,581 at December 31, 1995 with the proceeds received from the sales of properties. The Partnership incurred interest expense of $477,434, $815,156 and $572,915 and paid interest expense of $1,212,015, $212,052 and $480,500 on this loan during 1996, 1995 and 1994, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

10. Property Sales:

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

(b) In September 1996, the Partnership sold the Country Oaks Apartments for $8,250,000. The purchaser of the Country Oaks Apartments took title subject to the existing first mortgage loan in the amount of $5,946,893. From the proceeds of the sale, the Partnership paid $154,436 in selling costs. The basis of the property was $4,191,573, which is net of accumulated depreciation of $2,937,967. For financial statement purposes, the Partnership recognized a gain of $3,903,991 from the sale of this property.

(c) In September 1996, the Partnership sold the Chestnut Ridge - Phase I Apartments in an all cash sale for $5,513,400. From the proceeds of the sale, the Partnership paid $3,629,161 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $199,601 in selling costs and $181,458 in prepayment penalties. The Partnership received net proceeds of $1,503,180 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,646,000 were to be received from the sale of this property. As a result, $142,820 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from TBC. The basis of the property was $4,336,015, which is net of accumulated depreciation of $2,622,209. For financial statement purposes, the Partnership recognized a gain of $977,784 from the sale of this property.

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

(e) In October 1996, the Partnership sold the Marbrisa Apartments in an all cash sale for $7,800,000. From the proceeds of the sale, the Partnership paid $5,361,230 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $325,361 in selling costs. The basis of the property was $4,565,345, which is net of accumulated depreciation of $2,706,669. For financial statements purposes, the Partnership recognized a gain of $2,909,294 from the sale of this property.

(f) In October 1996, the Partnership sold the Willow Bend Lake Apartments in an all cash sale for $14,350,000. From the proceeds of the sale, the Partnership paid $9,737,486 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $366,660 in selling costs and $389,499 in prepayment penalties. The basis of the property was $7,745,500, which is net of accumulated depreciation of $4,896,205. For financial statements purposes, the Partnership recognized a gain of $6,237,840 from the sale of this property.

(g) In November 1996, the Partnership sold the Park Crossing Apartments in an all cash sale for $11,350,000. From the proceeds of the sale, the Partnership paid $7,131,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $191,995 in selling costs and $142,639 in prepayment penalties. In addition, the Partnership paid a state withholding tax of $219,557 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $7,282,328, which is net of accumulated depreciation of $4,328,615. For financial statements purposes, the Partnership recognized a gain of $3,875,677 from the sale of this property.

11. Restricted Investments:

During 1995, a restricted investment of $480,000, which partially collateralized the Country Oaks mortgage loan, was released. The amount pledged as collateral had been invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution, and the accumulated interest was paid to the Partnership upon release.

12. Extraordinary Items:

(a) In connection with the sales of properties during 1996, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $709,329. In addition, in connection with the sales of the Chestnut Ridge - Phase I and Hunters Glen, Willow Bend Lake and Park Crossing apartment complexes, the Partnership paid $804,428 in prepayment penalties. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses.

(b) In June 1996, the joint venture consisting of the Partnership and an affiliate sold the Rosehill Pointe Apartments. In connection with the sale, the joint venture wrote-off the remaining unamortized deferred expenses. The Partnership's share of this amount of $20,945 was recognized as an extraordinary item and classified as debt extinguishment expense.

(c) In connection with the sale of the Chestnut Ridge - Phase I Apartments, the junior loan due to TBC, which had an outstanding balance of $1,864,919, including accrued interest of $48,884, was forgiven which resulted in an extraordinary gain on forgiveness of debt.

13. Settlement Income:

The Partnership had ongoing litigation with the seller and certain of its principals and affiliates on claims under terms of the original management and guarantee agreement on the Park Crossing Apartments. During 1994, the Partnership accepted $300,000 as settlement in full on all remaining amounts owed to the Partnership.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying amounts of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

15. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

16. Subsequent Event:

In January 1997, the Partnership made its first distribution to Limited Partners of $9,232,960 ($110 per Interest) representing a special distribution of Net Cash Proceeds from the 1996 property sales.

                                  BALCOR REALTY INVESTORS 85-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996

        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs       of Basis
     Description              brances     Land    provements    ments       (a)           (b)
---------------------         -------   -------- ------------ ---------  ---------     ---------
Steeplechase, 296-unit
  apt. complex in
  Lexington-Fayette, KY         (e)   $1,493,779   $7,106,221      None    $447,095    $(333,696)
                                     -----------  -----------  --------  ----------  -----------

    Total                             $1,493,779   $7,106,221      None    $447,095    $(333,696)
                                     ===========  ===========  ========  ==========  ===========

                                  BALCOR REALTY INVESTORS 85-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
                                              (Continued)
      Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                      Life Upon
                             Carried at Close of Period                                   Which Depre-
                            ---------------------------                                    ciation in
                                    Buildings               Accumulated    Date     Date  Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-    Statement
    Description             Land    provements     (c)(d)     tion(d)   struction  uired   is Computed
-------------------       --------  ----------   ----------  ---------  ---------  ----- --------------
Steeplechase, 296-unit
 apt. complex in
 Lexington-Fayette,KY   $1,436,769  $7,276,630   $8,713,399  $3,438,330     1985    1/85       (f)
                       ----------- -----------  ----------- -----------

    Total               $1,436,769  $7,276,630   $8,713,399  $3,438,330
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

(c) The cost of land for Federal income tax purposes is $1,490,548 and the cost of buildings and improvements for Federal income tax purposes is $7,090,843. The total of these is $8,581,391.

(d)                      Reconciliation of Real Estate
                         -----------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------
    Balance at beginning of year   $73,062,736  $73,062,736  $73,062,736

    Reductions during the year:
    Cost of properties sold        (64,349,337)        None         None
                                   -----------  -----------  -----------
    Balance at end of year          $8,713,399  $73,062,736  $73,062,736
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------
    Balance at beginning of year   $26,137,982  $24,251,998  $22,366,015

    Depreciation expense for
      the year                       1,461,603    1,885,984    1,885,983
    Accumulated depreciation of
      properties sold              (24,161,255)        None        None
                                    ----------   ----------   ----------
    Balance at end of year          $3,438,330  $26,137,982  $24,251,998
                                   ===========  ===========  ===========

(e) See description of Mortgage Notes Payable in Note 5 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                    Years
                                                    -----
               Buildings and improvements             30
               Furniture and fixtures                  5