Form 10-Q
period 1997-03-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1997-05-14
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                 BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                      ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   5,444,488   $  12,457,760
Escrow deposits                                                    82,469
Accounts and accrued interest receivable          502,365         532,365
Prepaid expenses                                                   19,833
Deferred expenses, net of accumulated
  amortization of $113,839 in 1996                                140,314
                                            --------------  --------------
                                                5,946,853      13,232,741
                                            --------------  --------------
Investment in real estate:
  Land                                                          1,436,769
  Buildings and improvements                                    7,276,630
                                                            --------------
                                                                8,713,399
  Less accumulated depreciation                                 3,438,330
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      5,275,069
                                            --------------  --------------
                                            $   5,946,853   $  18,507,810
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      81,070   $     633,881
Due to affiliates                                 109,102         114,934
Security deposits                                                  30,759
Mortgage note payable                                           7,249,433
                                            --------------  --------------
     Total liabilities                            190,172       8,029,007
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)             5,756,681      11,121,829
General Partner's deficit                           None         (643,026)
                                            --------------  --------------
     Total partners' capital                    5,756,681      10,478,803
                                            --------------  --------------
                                            $   5,946,853   $  18,507,810
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $     441,199   $   3,395,521
  Interest on short-term investments               55,903          24,360
  Participation in income of joint
    venture with an affiliate                                      12,952
                                            --------------  --------------
    Total income                                  497,102       3,432,833
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable              167,177       1,180,772
  Interest on short-term loans
    from affiliate                                                192,031
  Depreciation                                     51,564         471,496
  Amortization of deferred expenses                 7,943          52,577
  Property operating                              211,874       1,132,853
  Real estate taxes                               (19,829)        222,234
  Property management fees                         24,335         169,109
  Administrative                                  113,372          97,555
                                            --------------  --------------
    Total expenses                                556,436       3,518,627
                                            --------------  --------------
Loss before gain on sale of
  property and extraordinary item                 (59,334)        (85,794)

Gain on sale of property                        4,992,080
                                            --------------  --------------
Income (loss) before extraordinary item         4,932,746         (85,794)

Extraordinary item:
  Debt extinguishment expense                    (421,908)
                                            --------------  --------------
Net income (loss)                           $   4,510,838   $     (85,794)
                                            ==============  ==============
Income (loss) before extraordinary item
  allocated to General Partner              $     703,170   $        (858)
                                            ==============  ==============
Income (loss) before extraordinary item
  allocated to Limited Partners             $   4,229,576   $     (84,936)
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997            1996
                                            --------------  --------------

Income (loss) before extraordinary item
  per Limited Partnership Interest (83,936
  Interests issued and outstanding)         $       50.39   $       (1.01)
                                            ==============  ==============
Extraordinary item allocated to General
  Partner                                   $     (60,144)          None
                                            ==============  ==============
Extraordinary item allocated to Limited
  Partners                                  $    (361,764)          None
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (83,936 Interests
  issued and outstanding)                   $       (4.31)          None
                                            ==============  ==============

Net income (loss) allocated to General
  Partner                                   $     643,026   $        (858)
                                            ==============  ==============
Net income (loss) allocated to Limited
  Partners                                  $   3,867,812   $     (84,936)
                                            ==============  ==============
Net income (loss) per Limited Partnership
  Interest (83,936 Interests issued and
  outstanding)                              $       46.08   $       (1.01)
                                            ==============  ==============
Distribution to Limited Partners            $   9,232,960           None
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (83,936 Interests issued and
  outstanding)                              $      110.00           None
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net income (loss)                         $   4,510,838   $     (85,794)
  Adjustments to reconcile net income
    (loss) to net cash (used in) provided
    by operating activities:
      Gain on sale of property                 (4,992,080)
      Debt extinguishment expense                 132,371
      Participation in income of joint
        venture with an affiliate                                 (12,952)
      Depreciation                                 51,564         471,496
      Amortization of deferred expenses             7,943          52,577
      Net change in:
        Escrow deposits                            82,469          81,769
        Accounts and accrued interest
          receivable                               30,000         106,398
        Prepaid expenses                           19,833         104,634
        Accounts payable                         (552,811)         (3,165)
        Due to affiliates                          (5,832)        (90,727)
        Accrued liabilities                                      (202,349)
        Security deposits                         (30,759)          1,264
                                            --------------  --------------
    Net cash (used in) provided by
      operating activities                       (746,464)        423,151
                                            --------------  --------------
Investing activities:
  Distribution from joint venture with
    an affiliate                                                   19,122
  Proceeds from sale of property               10,400,000
  Payment of selling costs                       (184,415)
                                            --------------  --------------
  Net cash provided by investing activities    10,215,585          19,122
                                            --------------  --------------
Financing activities:
  Distribution to Limited Partners             (9,232,960)
  Repayment of mortgage note payable           (7,238,418)
  Principal payments on mortgage notes
    payable                                       (11,015)       (108,368)
  Release from repair escrows                                      41,492
                                            --------------  --------------
  Net cash used in financing activities       (16,482,393)        (66,876)
                                            --------------  --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                 1997            1996
                                              --------------  --------------

Net change in cash and cash equivalents        (7,013,272)        375,397
Cash and cash equivalents at beginning
  of period                                    12,457,760       1,125,457
                                            --------------  --------------
Cash and cash equivalents at end of period  $   5,444,488   $   1,500,854
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and its minority joint venture interest in one additional property. During March 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The available proceeds from the 1996 property sales were distributed to Limited Partners in January and April 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $167,177 and $1,141,670, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                      Paid        Payable
                                   ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost       $13,895   $109,102

The Partnership had a junior loan outstanding from The Balcor Company, an affiliate of the General Partner, relating to the Chestnut Ridge - Phase I Apartments. The loan of $1,816,035 along with accrued interest of $48,884 was forgiven in connection with the sale of the property in September 1996. During the quarter ended March 31, 1996, the Partnership incurred interest expense on the mortgage note payable-affiliate of $39,102 and paid interest expense of $19,954.

During 1996, the Partnership repaid the General Partner loan with proceeds received from the sales of properties. During the quarter ended March 31, 1996, the Partnership incurred interest expense of $192,031 and paid interest expense of $300,000 on this loan. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

5. Property Sale:

In March 1997, the Partnership sold the Steeplechase Apartments in an all cash sale for $10,400,000. From the proceeds of the sale, the Partnership paid $7,238,418 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $184,415 in selling costs and $289,537 in prepayment penalties. The basis of the property was $5,223,505, which is net of accumulated depreciation of $3,489,894. For financial statements purposes, the Partnership recognized a gain of $4,992,080 from the sale of this property.

6. Extraordinary Item:

In connection with the sale of the Steeplechase Apartments in March 1997, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred financing fees related to the property of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

7. Contingencies:

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

8. Subsequent Event:

In April 1997, the Partnership made a distribution of $1,175,104 ($14.00 per Interest) to Limited Partners representing a special distribution of remaining available Net Cash Proceeds from the 1996 property sales.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. Prior to 1996, the Partnership disposed of five` of these properties. During 1996, the Partnership sold seven properties and the property in which it held a minority joint venture interest. The Partnership sold its remaining property, the Steeplechase Apartments, in March 1997.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During 1997, the Partnership recognized a gain in connection with the sale of the Steeplechase Apartments, which was the primary reason the Partnership recognized net income during the quarter ended March 31, 1997 as compared to a net loss during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

During 1996, the Partnership sold seven properties. As a result of the 1996 property sales, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating and property management fees decreased during 1997 as compared to 1996.

Due to higher average cash balances resulting from net proceeds received in connection with the 1996 property sales prior to distribution to Limited Partners in January and April 1997, interest income on short-term investments increased during 1997 as compared to 1996.

Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1996. As a result, income from participation in joint venture with an affiliate ceased during 1996.

During 1996, the Partnership repaid its General Partner loans. As a result, interest expense on short-term loans from affiliate ceased during 1996.

As a result of the 1996 property sales, real estate tax expense decreased in 1997. In addition, the estimate of 1996 real estate taxes at the Steeplechase Apartments was higher than the actual expense, resulting in the Partnership recognizing income during 1997 as compared to an expense in 1996.

Higher accounting and professional fees resulted in an increase in administrative expenses of approximately $42,000 during 1997 as compared to 1996. However, during 1996, the Partnership incurred additional portfolio management and legal fees of approximately $26,000 related to the 1996 property sales, which partially offset this increase.

In March 1997, the Partnership sold the Steeplechase Apartments and recognized a gain of $4,992,080.

In connection with the March 1997 sale of the Steeplechase Apartments, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred financing fees related to the property of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $7,013,000 as of March 31, 1997 when compared to December 31, 1996 primarily due to the January 1997 payment of a special distribution to Limited Partners of proceeds from the 1996 property sales. Cash of approximately $746,000 was used in operating activities which consisted of the payment of administrative expenses and expenses related to sold properties, which were partially offset by cash flow from operations of the Steeplechase Apartments prior to its sale and interest income on short-term investments. Cash provided by investing activities of approximately $10,216,000 consisted of net proceeds received in connection with the sale of the Steeplechase Apartments. Net cash used in financing activities of approximately $16,482,000 consisted primarily of the payment of a distribution to Limited Partners of approximately $9,233,000 and the repayment of a mortgage note payable of approximately $7,238,000 with proceeds from the Steeplechase Apartments sale. In April 1997, the Partnership made a special distribution from sales proceeds to Limited Partners as discussed below.

During 1996, the Partnership sold seven properties and its minority joint venture interest in one additional property. During March 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The available proceeds from the 1996 property sales were distributed to Limited Partners in January and April 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In March 1997, the Partnership sold the Steeplechase Apartments in an all cash sale for $10,400,000. From the proceeds of the sale, the Partnership paid $7,238,418 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $184,415 in selling costs and $289,537 in prepayment penalties. Available proceeds are expected to be distributed to the Limited Partners in July 1997. See Note 5 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Hunters Glen Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released to the Partnership.

Pursuant to the sale agreement for the Marbrisa Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released to the Partnership.

Pursuant to the sale agreement for the Willow Bend Lake Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released to the Partnership.

In April 1997, the Partnership made a distribution of $1,175,104 ($14.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of remaining available Net Cash Proceeds from the 1996 property sales. Including the April 1997 distribution, Limited Partners have received cash distributions of Net Cash Proceeds of $124 per $1,000 Interest, as well as certain tax benefits. The Partnership is expected to distribute the available proceeds from the sale of Steeplechase Apartments in July 1997. Investors will not recover a substantial portion of their original investment.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Steeplechase Apartments
-----------------------

As previously reported, on November 20, 1996, the Partnership contracted to sell Steeplechase Apartments, Lexington-Fayette, Kentucky, to an unaffiliated party, Infinity Acquisitions, L.L.C., an Illinois limited liability company. The sale closed on March 31, 1997. The purchaser elected not to assume the first mortgage loan collateralized by the property and, pursuant to the agreement of sale, the sale price was increased to $10,400,000. From the proceeds of the sale, the Partnership repaid the outstanding balance of the first mortgage loan of $7,238,418 and paid $289,537 as a prepayment penalty, $156,000 to an affiliate of the third party providing property management services for the property as a brokerage commission and $28,415 in closing costs. The Partnership received the remaining proceeds of $2,687,630.

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

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (10)(c)(ii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

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

(g)(i) Agreement of Sale and attachment hereto relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(i) to the Registrant's Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

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

(iv) Letter Agreement dated December 20, 1996, relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky, previously filed as Exhibit (2)(iv) to the Registrant's Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(v) Letter Agreement dated January 22, 1997, relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky, previously filed as Exhibit (10)(g)(v) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated December 20, 1996 was filed reporting a contract to sell Steeplechase Apartments located in Lexington-Fayette, Kentucky.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Thomas E. Meador
                              ---------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners - XVII, the General Partner

                         By:/s/Jayne A. Kosik
                              ----------------------------------
                              Jayne A. Kosik
                              Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Partners - XVII, the General Partner


Date:  May 14, 1997
       ------------