Form 10-Q
period 1997-06-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1997-08-12
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS
                                                    1997          1996
                                               ------------- -------------
Cash and cash equivalents                      $  4,597,170  $ 12,457,760
Escrow deposits                                                    82,469
Accounts and accrued interest receivable             60,573       532,365
Prepaid expenses                                                   19,833
Deferred expenses, net of accumulated
  amortization of $113,839 in 1996                                140,314
                                               ------------- -------------
                                                  4,657,743    13,232,741
                                               ------------- -------------
Investment in real estate:
  Land                                                          1,436,769
  Buildings and improvements                                    7,276,630
                                                             -------------
                                                                8,713,399
  Less accumulated depreciation                                 3,438,330
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                      5,275,069
                                               ------------- -------------
                                               $  4,657,743  $ 18,507,810
                                               ============= =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     17,099  $    633,881
Due to affiliates                                    68,060       114,934
Security deposits                                                  30,759
Mortgage note payable                                           7,249,433
                                               ------------- -------------
     Total liabilities                               85,159     8,029,007

Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)               4,572,584    11,121,829
General Partner's deficit                              None      (643,026)
                                               ------------- -------------
     Total partners' capital                      4,572,584    10,478,803
                                               ------------- -------------
                                               $  4,657,743  $ 18,507,810
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                    1997          1996
                                               ------------- -------------
Income:
  Rental and service                           $    441,199  $  6,633,095
  Interest on short-term investments                123,639        29,413
  Participation in income of joint venture
    with an affiliate                                           3,070,292
                                               ------------- -------------
    Total income                                    564,838     9,732,800
                                               ------------- -------------

Expenses:
  Interest on mortgage notes payable                167,177     2,310,938
  Interest on short-term loans
    from affiliate                                                363,518
  Depreciation                                       51,564       923,131
  Amortization of deferred expenses                   7,943       101,625
  Property operating                                236,259     2,288,308
  Real estate taxes                                 (19,829)      460,997
  Property management fees                           24,335       327,749
  Administrative                                    165,716       354,546
                                               ------------- -------------
    Total expenses                                  633,165     7,130,812
                                               ------------- -------------
(Loss) income before gain on sale and
  extraordinary items                               (68,327)    2,601,988

Gain of sale of property                          4,992,080     3,062,696
                                               ------------- -------------
Income before extraordinary items                 4,923,753     5,664,684

Extraordinary items:
  Debt extinguishment expense                      (421,908)     (161,247)
  Participation in debt extinguishment expense
    from joint venture with an affiliate                          (20,945)
                                               ------------- -------------
    Total extraordinary items                      (421,908)     (182,192)
                                               ------------- -------------
Net income                                     $  4,501,845  $  5,482,492
                                               ============= =============
Income before extraordinary items
  allocated to General Partner                 $    703,170  $     56,647
                                               ============= =============

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Income before extraordinary items
  allocated to Limited Partners                $  4,220,583  $  5,608,037
                                               ============= =============
Income before extraordinary items
  per Limited Partnership Interest (83,936
  Interest issued and outstanding)             $      50.28  $      66.81
                                               ============= =============
Extraordinary items allocated to
  General Partner                              $    (60,144) $     (1,822)
                                               ============= =============
Extraordinary items allocated to
  Limited Partners                             $   (361,764) $   (180,370)
                                               ============= =============
Extraordinary items per Limited Partnership
  Interest (83,936 issued and outstanding)     $      (4.31) $      (2.15)
                                               ============= =============
Net income allocated to General Partner        $    643,026  $     54,825
                                               ============= =============
Net income allocated to Limited Partners       $  3,858,819  $  5,427,667
                                               ============= =============
Net income per Limited Partnership
  Interests (83,936 issued and outstanding)    $      45.97  $      64.66
                                               ============= =============
Distributions to Limited Partners              $ 10,408,064          None
                                               ============= =============
Distributions per Limited Partnership Interest
  (83,936 Interests issued and outstanding)    $     124.00          None
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                    1997          1996
                                               ------------- -------------
Income:
  Rental and service                                         $  3,237,574
  Interest on short-term investments           $     67,736         5,053
  Participation in income of joint venture
    with an affiliate                                           3,057,340
                                               ------------- -------------
    Total income                                     67,736     6,299,967
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable                            1,130,166
  Interest on short-term loans
    from affiliate                                                171,487
  Depreciation                                                    451,635
  Amortization of deferred expenses                                49,048
  Property operating                                 24,385     1,155,455
  Real estate taxes                                               238,763
  Property management fees                                        158,640
  Administrative                                     52,344       256,991
                                               ------------- -------------
    Total expenses                                   76,729     3,612,185
                                               ------------- -------------
(Loss) income before gain on sale and
  extraordinary items                                (8,993)    2,687,782

Gain on sale of property                                        3,062,696
                                               ------------- -------------
(Loss) income before extraordinary items             (8,993)    5,750,478
                                               ------------- -------------
Extraordinary items:
  Debt extinguishment expense                                    (161,247)
  Participation in debt extinguishment expense
    from joint venture with an affiliate                          (20,945)
                                                             -------------
    Total extraordinary items                                    (182,192)
                                               ------------- -------------
Net (loss) income                              $     (8,993) $  5,568,286
                                               ============= =============
Income before extraordinary items
  alloacated to General Partner                        None  $     57,505
                                               ============= =============
(Loss) income before extraordinary items
  alloacated to Limited Partners               $     (8,993) $  5,692,973
                                               ============= =============

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

(Loss) income before extraordinary items
  per Limited Partnership Interest (83,936
  Interest issued and outstanding)             $      (0.11) $      67.82
                                               ============= =============
Extraordinary items allocated to
  General Partner                                      None  $     (1,822)
                                               ============= =============
Extraordinary items allocated to
  Limited Partners                                     None  $   (180,370)
                                               ============= =============
Extraordinary items per Limited Partnership
  Interest (83,936 issued and outstanding)             None  $      (2.15)
                                               ============= =============
Net income allocated to General Partner                None  $     55,683
                                               ============= =============
Net (loss) income allocated to Limited
  Partners                                     $     (8,993) $  5,512,603
                                               ============= =============
Net (loss) income per Limited Partnership
  Interests (83,936 issued and outstanding)    $      (0.11) $      65.67
                                               ============= =============

Distribution to Limited Partners               $  1,175,104          None
                                               ============= =============
Distribution per Limited Partnership Interest
  (83,936 Interests issued and outstanding)    $      14.00          None
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                    1997          1996
                                               ------------- -------------
Operating activities:
  Net income                                   $  4,501,845  $  5,482,492
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
      Gain on sale of property                   (4,992,080)   (3,062,696)
      Debt extinguishment expense                   132,371       161,247
      Participation in debt extinguishment
        expense from joint venture with an
        affiliate                                                  20,945
      Participation in income of joint
        venture with affiliate                                 (3,070,292)
      Depreciation of properties                     51,564       923,131
      Amortization of deferred expenses               7,943       101,625
      Net change in:
        Escrow deposits                              82,469       (17,450)
        Accounts and accrued
          interest receivable                       471,792      (460,667)
        Prepaid expenses                             19,833      (156,998)
        Accounts payable                           (616,782)      120,216
        Due to affiliates                           (46,874)     (692,472)
        Accrued liabilities                                       (94,090)
        Security deposits                           (30,759)      (35,541)
                                               ------------- -------------
  Net cash used in operating activities            (418,678)     (780,550)
                                               ------------- -------------
Investing activities:
  Proceeds from sale of property                 10,400,000    11,100,000
  Payment of selling costs                         (184,415)     (126,000)
  Distributions from joint venture with
    an affiliate                                                1,805,678
                                               ------------- -------------
  Net cash provided by investing activities      10,215,585    12,779,678
                                               ------------- -------------
Financing activities:
  Repayment of loans payable - affiliate                       (3,993,000)
  Distributions to Limited Partners             (10,408,064)
  Repayment of mortgage note payable             (7,238,418)   (7,870,116)
  Principal payments on mortgage notes
    payable                                         (11,015)     (214,184)
  Releases from repair escrows                                    243,385
                                               ------------- -------------
  Net cash used in financing activities         (17,657,497)  (11,833,915)
                                               ------------- -------------

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership))

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Net change in cash and cash equivalents          (7,860,590)      165,213
Cash and cash equivalents at beginning
  of period                                      12,457,760     1,125,457
                                               ------------- -------------

Cash and cash equivalents at end of period     $  4,597,170  $  1,290,670
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1997 for financial statement purposes.

(b) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and its minority joint venture interest in one additional property. The available proceeds from the 1996 property sales were distributed to Limited Partners in January and April 1997. During March 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The available proceeds were distributed to Limited Partners in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $167,177 and $2,232,735, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost    $  78,274   $  64,379     $  68,060

The Partnership had a junior loan outstanding from The Balcor Company, an affiliate of the General Partner, relating to the Chestnut Ridge - Phase I Apartments. The loan of $1,816,035 along with accrued interest of $48,884 was forgiven in connection with the sale of the property in September 1996. During the six months ended June 30, 1996, the Partnership incurred interest expense on the mortgage note payable-affiliate of $78,203 and paid interest expense of $90,884.

During 1996, the Partnership repaid the General Partner loan with proceeds received from the sales of properties. During the six months ended June 30, 1996, the Partnership incurred interest expense of $363,518 and paid interest expense of $1,081,000 on this loan. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1996, this rate was 5.911%.

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

6. Extraordinary Item:

In connection with the sale of the Steeplechase Apartments in March 1997, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses related to the property of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

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

8. Subsequent Event:

In July 1997, the Partnership made a distribution of $2,182,336 ($26.00 per Interest) to Limited Partners representing a special distribution of Net Cash Proceeds from the sale of Steeplechase Apartments.

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

Operations
----------

Summary of Operations
---------------------

During June 1996, the Partnership recognized its share of the gain from the sale of the Rosehill Pointe Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate. During March 1997 and June 1996, the Partnership recognized gains in connection with the sales of the Steeplechase and Forest Ridge - Phase II apartment complexes, respectively. These events resulted in a decrease in net income during the six months ended June 30, 1997 as compared to the same period in 1996 and a net loss during the quarter ended June 30, 1997 as compared to net income during the same period in 1996.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

During 1997 and 1996, the Partnership sold eight properties. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating and property management fees decreased significantly during 1997 as compared to 1996.

Due to higher average cash balances resulting from the investment of net proceeds received in connection with the sales of the Partnership's properties during the latter part of 1996 and 1997 prior to distribution to Limited Partners, interest income on short-term investments increased during 1997 as compared to 1996.

Rosehill Pointe Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1996. As a result, income from participation in joint venture with an affiliate ceased during 1996. The Partnership's share of the gain on the sale is included in participation in joint venture with an affiliate for 1996. In connection with the sale, the Partnership also recognized its share of debt extinguishment expense of $20,945, which was classified as an extraordinary item.

During 1996, the Partnership repaid its General Partner loans. As a result, interest expense on short-term loans from affiliate ceased during 1996.

During the second quarter of 1997, the Partnership incurred operating expenses in connection with the properties sold in 1996 and Steeplechase Apartments, which was sold in March 1997.

As a result of the sales of the Partnership's properties, real estate tax expense decreased in 1997. In addition, the estimate of 1996 real estate taxes at the Steeplechase Apartments was higher than the actual expense, resulting in the Partnership recognizing income during the six months ended June 30, 1997 as compared to expense during the same period in 1996.

The Partnership incurred higher professional fees in 1996 in connection with the valuation of the Partnership's assets, which was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996. The Partnership also incurred higher legal and portfolio management fees during 1996 which contributed to the decrease.

In March 1997 and June 1996, the Partnership sold the Steeplechase and Forest Ridge - Phase II apartment complexes and recognized gains of $4,992,080 and $3,062,696, respectively.

In connection with the March 1997 sale of the Steeplechase Apartments, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses related to the property of $132,371. In addition, in connection with the June 1996 sale of the Forest Ridge - Phase II Apartments, the Partnership wrote off the remaining deferred expenses related to the property of $161,247. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $7,861,000 as of June 30, 1997 when compared to December 31, 1996 primarily due to the January and April 1997 payments of special distributions to Limited Partners with proceeds from the sales of the Partnership's properties. Cash of approximately $419,000 was used in operating activities which consisted of the payment of administrative expenses and operating expenses related to sold properties, which were partially offset by cash flow from operations of the Steeplechase Apartments prior to its sale and interest income on short-term investments. Cash provided by investing activities of approximately $10,216,000 consisted of net proceeds received in connection with the sale of the Steeplechase Apartments. Net cash used in financing activities of approximately $17,657,000 consisted primarily of the payment of distributions to Limited Partners of approximately $10,408,000 and the repayment of a mortgage note payable of approximately $7,238,000 with proceeds from the Steeplechase Apartments sale. In July 1997, the Partnership made a special distribution with proceeds received from the Steeplechase Apartments sale to Limited Partners as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and its minority joint venture interest in one additional property. The available proceeds from the 1996 property sales were distributed to Limited Partners in January and April 1997. During March 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The available proceeds were distributed to Limited Partners in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In March 1997, the Partnership sold the Steeplechase Apartments in an all cash sale for $10,400,000. From the proceeds of the sale, the Partnership paid $7,238,418 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $184,415 in selling costs and $289,537 in prepayment penalties. Available proceeds were distributed to the Limited Partners in July 1997. See Note 5 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Hunters Glen Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released in full.

Pursuant to the sale agreement for the Marbrisa Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released in full.

Pursuant to the sale agreement for the Willow Bend Lake Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released in full.

In July 1997, the Partnership made a distribution of $2,182,336 ($26.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Net Cash Proceeds from the sale of Steeplechase Apartments. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. Including the July 1997 distribution, Limited Partners have received cash distributions of Net Cash Proceeds of $150 per $1,000 Interest, as well as certain tax benefits. Investors will not recover a substantial portion of their original investment.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended June 30, 1997.

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



                         By:   /s/ Jayne A. Kosik
                              ---------------------------------
                              Jayne A. Kosik
                              Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Partners - XVII, the General Partner





Date:  August 12, 1997
      --------------------