Form 10-Q
period 1997-09-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1997-11-12
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   2,428,017  $  12,457,760
Escrow deposits                                                    82,469
Accounts and accrued interest receivable            46,140        532,365
Prepaid expenses                                                   19,833
Deferred expenses, net of accumulated
  amortization of $113,839 in 1996                                140,314
                                             -------------- --------------
                                                 2,474,157     13,232,741
                                             -------------- --------------
Investment in real estate:
  Land                                                          1,436,769
  Buildings and improvements                                    7,276,630
                                                            --------------
                                                                8,713,399
  Less accumulated depreciation                                 3,438,330
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      5,275,069
                                             -------------- --------------
                                             $   2,474,157  $  18,507,810
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      31,126  $     633,881
Due to affiliates                                   67,229        114,934
Security deposits                                                  30,759
Mortgage note payable                                           7,249,433
                                             -------------- --------------
     Total liabilities                              98,355      8,029,007

Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)              2,375,802     11,121,829
General Partner's deficit                             None       (643,026)
                                             -------------- --------------
     Total partners' capital                     2,375,802     10,478,803
                                             -------------- --------------
                                             $   2,474,157  $  18,507,810
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                             -------------- --------------
Income:
  Rental and service                         $     441,199  $   9,369,736
  Interest on short-term investments               161,103         51,587
  Other income                                      15,243
  Participation in income of joint venture
    with an affiliate                                           3,070,292
                                             -------------- --------------
    Total income                                   617,545     12,491,615
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable               167,177      3,285,979
  Interest on short-term loans
    from affiliate                                                474,632
  Depreciation                                      51,564      1,320,657
  Amortization of deferred expenses                  7,943        146,018
  Property operating                               236,259      3,437,782
  Real estate taxes                                (19,829)       678,901
  Property management fees                          24,335        460,817
  Administrative                                   232,869        498,120
                                             -------------- --------------
    Total expenses                                 700,318     10,302,906
                                             -------------- --------------
(Loss) income before gain on sales and
  extraordinary items                              (82,773)     2,188,709

Gain of sales of properties                      4,992,080     12,618,239
                                             -------------- --------------
Income before extraordinary items                4,909,307     14,806,948

Extraordinary items:
  Debt extinguishment expense                     (421,908)      (714,030)
  Gain on forgiveness of debt                                   1,864,919
  Participation in debt extinguishment expense
    from joint venture with an affiliate                          (20,945)
                                             -------------- --------------
    Total extraordinary items                     (421,908)     1,129,944
                                             -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997           1996
                                             -------------- --------------

Net income                                   $   4,487,399  $  15,936,892
                                             ============== ==============
Income before extraordinary items
  allocated to General Partner               $     703,170  $     148,070
                                             ============== ==============
Income before extraordinary items
  allocated to Limited Partners              $   4,206,137  $  14,658,878
                                             ============== ==============
Income before extraordinary items
  per Limited Partnership Interest (83,936
  Interests issued and outstanding)          $       50.11  $      174.64
                                             ============== ==============
Extraordinary items allocated to
  General Partner                            $     (60,144) $      11,299
                                             ============== ==============
Extraordinary items allocated to
  Limited Partners                           $    (361,764) $   1,118,645
                                             ============== ==============
Extraordinary items per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding)                           $       (4.31) $       13.33
                                             ============== ==============
Net income allocated to General Partner      $     643,026  $     159,369
                                             ============== ==============
Net income allocated to Limited Partners     $   3,844,373  $  15,777,523
                                             ============== ==============
Net income per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding)                           $       45.80  $      187.97
                                             ============== ==============
Distributions to Limited Partners            $  12,590,400           None
                                             ============== ==============
Distributions per Limited Partnership Interest
  (83,936 Interests issued and outstanding)  $      150.00           None
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                             -------------- --------------
Income:
                                                            $   2,736,641
  Interest on short-term investments         $      37,464         22,174
  Other income                                      15,243
                                             -------------- --------------
    Total income                                    52,707      2,758,815
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable                              975,041
  Interest on short-term loans
    from affiliate                                                111,114
  Depreciation                                                    397,526
  Amortization of deferred expenses                                44,393
  Property operating                                            1,156,366
  Real estate taxes                                               217,904
  Property management fees                                        133,068
  Administrative                                    67,153        143,574
                                             -------------- --------------
    Total expenses                                  67,153      3,178,986
                                             -------------- --------------
Loss before gain on sales and
  extraordinary items                              (14,446)      (420,171)

Gain on sales of properties                                     9,562,435
                                             -------------- --------------
(Loss) income before extraordinary items           (14,446)     9,142,264
                                             -------------- --------------
Extraordinary items:
  Debt extinguishment expense                                    (552,783)
  Gain on forgiveness of debt                                   1,864,919
                                                            --------------
    Total extraordinary items                                   1,312,136
                                             -------------- --------------
Net (loss) income                            $     (14,446) $  10,454,400
                                             ============== ==============
Income before extraordinary items
  allocated to General Partner                       None   $      91,423
                                             ============== ==============
(Loss) income before extraordinary items
  allocated to Limited Partners              $     (14,446) $   9,050,841
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997           1996
                                             -------------- --------------
(Loss) income before extraordinary items
  per Limited Partnership Interest (83,936
  Interests issued and outstanding)          $       (0.17) $      107.83
                                             ============== ==============
Extraordinary items allocated to
  General Partner                                    None   $      13,121
                                             ============== ==============
Extraordinary items allocated to
  Limited Partners                                   None   $   1,299,015
                                             ============== ==============
Extraordinary items per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding)                                   None   $       15.48
                                             ============== ==============
Net income allocated to General Partner              None   $     104,544
                                             ============== ==============
Net (loss) income allocated to Limited
  Partners                                   $     (14,446) $  10,349,856
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding)                           $       (0.17) $      123.31
                                             ============== ==============

Distribution to Limited Partners             $   2,182,336           None
                                             ============== ==============
Distribution per Limited Partnership Interest
  (83,936 Interests issued and outstanding)  $       26.00           None
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $   4,487,399  $  15,936,892
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
      Gain on sales of properties               (4,992,080)   (12,618,239)
      Debt extinguishment expense                  132,371        441,740
      Gain on forgiveness of debt                              (1,864,919)
      Participation in debt extinguishment
        expense from joint venture with an
        affiliate                                                  20,945
      Participation in income of joint
        venture with an affiliate                              (3,070,292)
      Depreciation of properties                    51,564      1,320,657
      Amortization of deferred expenses              7,943        146,018
      Net change in:
        Escrow deposits                             82,469          8,462
        Accounts and accrued
          interest receivable                      486,225         (4,643)
        Prepaid expenses                            19,833        (12,890)
        Accounts payable                          (602,755)        78,426
        Due to affiliates                          (47,705)      (652,804)
        Accrued liabilities                                      (119,171)
        Security deposits                          (30,759)      (106,722)
                                             -------------- --------------
  Net cash used in operating activities           (405,495)      (496,540)
                                             -------------- --------------
Investing activities:
  Proceeds from sales of properties             10,400,000     28,016,507
  Payment of selling costs                        (184,415)      (743,360)
  Distributions from joint venture with
    an affiliate                                                1,805,678
  Contribution to joint venture with
    an affiliate                                                 (155,300)
                                             -------------- --------------
  Net cash provided by investing activities     10,215,585     28,923,525
                                             -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997           1996
                                             -------------- --------------
Financing activities:
  Repayment of loans payable - affiliate                       (7,864,000)
  Proceeds from issuance of mortgage note
    payable - affiliate                                           135,928
  Distributions to Limited Partners            (12,590,400)
  Repayment of mortgage note payable            (7,238,418)   (16,040,829)
  Principal payments on mortgage notes
   payable                                         (11,015)      (297,387)
  Releases from escrows                                           842,943
                                             -------------- --------------
  Net cash used in financing activities        (19,839,833)   (23,223,345)
                                             -------------- --------------
Net change in cash and cash equivalents        (10,029,743)     5,203,640
Cash and cash equivalents at beginning
  of period                                     12,457,760      1,125,457
                                             -------------- --------------
Cash and cash equivalents at end of period   $   2,428,017  $   6,329,097
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income (loss) allocations between the partners have been adjusted for financial statement purposes during 1997.

(b) Several reclassifications have been made to the previously reported 1996 financial statements. These reclassifications have not changed the 1996 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and its minority joint venture interest in one additional property. The available proceeds from the 1996 property sales were distributed to Limited Partners in January and April 1997. During March 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The available proceeds were distributed to Limited Partners in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $167,177 and $3,156,874, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost    $90,531      $12,257      $67,229

The Partnership had a junior loan outstanding from The Balcor Company, an affiliate of the General Partner, relating to the Chestnut Ridge - Phase I Apartments. The loan of $1,816,035 along with accrued interest of $48,884 was forgiven in connection with the sale of the property in September 1996. During the nine months ended September 30, 1996, the Partnership incurred interest expense on the mortgage note payable-affiliate of $129,105 and paid interest expense of $141,197.

During 1996, the Partnership repaid the General Partner loan with proceeds received from the sales of properties. During the nine months ended September 30, 1996, the Partnership incurred interest expense of $474,632 and paid interest expense of $1,178,632 on this loan. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1996, this rate was 5.931%.

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

Operations
----------

Summary of Operations
---------------------

During the nine months ended September 30, 1996, the Partnership recognized gains from the sales of the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I and Hunters Glen apartment complexes and recognized its share of the gain from the sale of the Rosehill Pointe apartment complex, which was owned by a joint venture consisting of the Partnership and an affiliate. During March 1997, the Partnership recognized a gain in connection with the sale of the Steeplechase apartment complex. These events resulted in a decrease in net income during the nine months ended September 30, 1997 as compared to the same period in 1996 and a net loss during the quarter ended September 30, 1997 as compared to net income during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

During 1997 and 1996, the Partnership sold eight properties. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees decreased significantly during 1997 as compared to 1996.

Due to higher average cash balances resulting from the investment of net proceeds received in connection with the sales of the Partnership's properties during the latter part of 1996 and in early 1997 prior to distribution to Limited Partners, interest income on short-term investments increased during 1997 as compared to 1996.

The Partnership recognized other income during 1997 in connection with a refund of a prior year insurance premium relating to the Partnership's properties.

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

As a result of the sales of the Partnership's properties, real estate tax expense decreased in 1997. In addition, the estimate of 1996 real estate taxes at the Steeplechase Apartments was higher than the actual expense, resulting in the Partnership recognizing income during the nine months ended September 30, 1997 as compared to expense during the same period in 1996.

The Partnership incurred higher professional fees in 1996 in connection with the valuation of the Partnership's assets, which was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996. The Partnership also incurred higher legal and portfolio management fees during 1996 which contributed to the decrease.

During the nine months ended September 30, 1996, the Partnership sold the Forest Ridge - Phase II, Country Oaks, Chestnut Ridge - Phase I and Hunters Glen apartment complexes and recognized gains totaling $12,618,239. During March 1997, the Partnership sold the Steeplechase apartment complex and recognized a gain of $4,992,080.

In connection with the 1996 sale of Chestnut Ridge - Phase I Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,864,919.

In connection with the March 1997 sale of the Steeplechase Apartments, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses related to the property of $132,371. In connection with the 1996 property sales, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $441,740. In addition, in connection with the 1996 sales of Chestnut Ridge - Phase I and Hunters Glen apartment complexes, the Partnership paid $272,290 in prepayment penalties. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $10,030,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to the payments of special distributions to Limited Partners in 1997 with proceeds from the sales of the Partnership's properties during 1997 and the latter part of 1996. Cash of approximately $405,000 was used in operating activities which consisted of the payment of administrative expenses and operating expenses related to sold properties, which were partially offset by cash flow from operations of the Steeplechase Apartments prior to its sale and interest income on short-term investments. Cash provided by investing activities of approximately $10,216,000 consisted of net proceeds received in connection with the sale of the Steeplechase Apartments. Cash used in financing activities of approximately $19,840,000 consisted primarily of the payment of distributions to Limited Partners of approximately $12,590,000 and the repayment of a mortgage note payable of approximately $7,238,000 with proceeds from the Steeplechase Apartments sale.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and its minority joint venture interest in one additional property. The available proceeds from the 1996 property sales were distributed to Limited Partners in January and April 1997. During March 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The available proceeds were distributed to Limited Partners in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

Since all of the Partnership's properties have been sold, no additional distributions are expected. To date, Limited Partners have received cash distributions of Net Cash Proceeds of $150 per $1,000 Interest, as well as certain tax benefits. Investors will not recover a substantial portion of their original investment.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended September 30, 1997.

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

                         By:  /s/Jayne A. Kosik
                              ----------------------------------
                              Jayne A. Kosik
                              Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Partners - XVII, the General Partner


Date:  November 12, 1997
       -------------------------