Form 10-K
period 1997-12-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1998-03-23
CIK 759831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
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

Item 1. Business
----------------

Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $83,936,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional property and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold seven properties and its minority joint venture interest in one additional property. During 1997, the Registrant sold its remaining property, the Steeplechase Apartments. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During March 1997, the Registrant sold the Steeplechase Apartments in an all cash sale for $10,400,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XVII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
-------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Masri vs. Lehman Brothers, Inc. et al.
--------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 7,352.

Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                  ------------------------------------------------------------
                      1997       1996        1995        1994        1993
                  ----------- ----------- ----------- ----------- ------------
Total income        $662,720 $13,494,868  $13,107,902 $12,877,418   $13,143,237
(Loss) income
 before gain on
 sales of properties
 and extra-
 ordinary items     (79,115)   1,876,971  (1,479,430) (2,019,363)   (2,299,675)
Net income (loss)  4,491,057  27,848,238  (1,479,430) (2,019,363)     1,348,884
Net income (loss)
  per Limited
  Partnership
  Interest-Basic
    and Diluted        45.84      328.46      (17.45)     (23.82)         15.91
Total assets       2,435,003  18,507,810   51,038,768  52,186,795    54,690,993
Mortgage notes
  payable               None   7,249,433   53,469,385  53,346,903    57,225,506
Distributions per
  Limited Partner-
  ship Interest (A)   150.00        None         None        None          None

(A) This amount represents distributions of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------
Summary of Operations
---------------------

Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the

"Partnership") sold seven properties and its minority joint venture interest in one additional property in 1996 and its remaining property in 1997. The Partnership recognized significantly higher gains in 1996 than in 1997 in connection with the property sales. As a result, the Partnership recognized higher net income during 1996 as compared to 1997. The Partnership recognized net income during 1996 as compared to a net loss during 1995 due to the gains recognized in connection with the property sales in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

The Partnership sold its remaining property, the Steeplechase Apartments, in 1997 and the Forest Ridge-Phase II, Country Oaks, Chestnut Ridge-Phase I, Hunters Glen, Marbrisa, Willow Bend Lake and Park Crossing apartment complexes in 1996 and recognized gains in 1997 and 1996 in connection with these sales totaling $4,992,080 and $25,641,050, respectively. The sales of these properties resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

Due to higher average cash balances resulting from the investment of net proceeds received in connection with the sales of the Partnership's properties during the latter part of 1996 prior to distribution to Limited Partners in January 1997, interest income on short-term investments decreased during 1997 as compared to 1996.

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

The Partnership recognized other income during 1997 primarily in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

During 1996, the Partnership repaid its General Partner loans. As a result, interest expense on short-term loans from affiliate ceased during 1996.

As a result of the sales of the Partnership's properties, real estate tax expense decreased in 1997. In addition, the estimate of 1996 real estate taxes at the Steeplechase Apartments was higher than the actual expense, resulting in the Partnership recognizing income during 1997 as compared to expense during 1996.

The Partnership incurred higher professional, legal and portfolio management fees during 1996, which resulted in a decrease in administrative expenses during 1997 as compared to 1996.

In connection with the 1997 sale of the Steeplechase Apartments, the

Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses related to the property of $132,371. In connection with the 1996 property sales, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $709,329. In addition, in connection with the 1996 sales of Chestnut Ridge - Phase I, Hunters Glen, Willow Bend Lake and Park Crossing apartment complexes, the Partnership paid $804,428 in prepayment penalties. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

In connection with the 1996 sale of Chestnut Ridge - Phase I Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,864,919.

1996 Compared to 1995
---------------------
The 1996 property sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, real estate taxes and property management fees during 1996 as compared to 1995.

Higher average cash balances resulting from the investment of the proceeds received in connection with the property sales during the latter part of 1996 prior to distribution to Limited Partners in January 1997, resulted in an increase in interest income on short-term investments during 1996 as compared to 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $10,040,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the payments of distributions to Limited Partners in 1997 with proceeds from the sales of the Partnership's properties during 1997 and the latter part of 1996. Cash of approximately $415,000 was used in operating activities which consisted of the payment of administrative expenses and operating expenses related to sold properties, which were partially offset by cash flow from the operations of the Steeplechase Apartments prior to its sale and interest income on short-term investments. Cash provided by investing activities of approximately $10,216,000 consisted of net proceeds received in connection with the sale of the Steeplechase Apartments. Cash used in financing activities of approximately $19,840,000 consisted primarily of the payment of distributions to Limited Partners of approximately $12,590,000 and the repayment of a mortgage note payable of approximately $7,238,000 with proceeds from the Steeplechase Apartments sale. In addition, in January 1998, the Partnership made a distribution to Limited Partners of $403,462 from remaining available Net Cash Proceeds, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and its minority joint venture interest in one additional property. During 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In March 1997, the Partnership sold the Steeplechase Apartments in an all cash sale for $10,400,000. From the proceeds of the sale, the Partnership paid $7,238,418 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $184,415 in selling costs and $289,537 in prepayment penalties. Available proceeds were distributed to the Limited Partners in July 1997. See Note 10 of Notes to Financial Statements for additional information. Pursuant to the sale agreement for the Hunters Glen Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released in full.

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

The Partnership commenced distributions in January 1997 and paid three distributions totaling $150 per Interest during 1997 from Net Cash Proceeds. In January 1998, the Partnership paid $403,462 ($4.81 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds. Including the January 1998 distribution, Limited

Partners have received distributions of Net Cash Proceeds of $154.81 per $1,000 Interest, as well as certain tax benefits. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $2,435,003  $11,364,614  $18,507,810    $16,292,048
Partners' capital
  (deficit):
    General Partner         None         None    (643,026)      (191,265)
    Limited Partners   2,379,460   11,320,015   11,121,829     17,389,205
Net income:
    General Partner      643,026      191,265      278,482     14,418,795
    Limited Partners   3,848,031    6,521,210   27,569,756     33,965,368
    Per Limited Part-
      nership Interest     45.84(A)     77.69        328.46(A)     404.66

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,922 in 1997 with respect to one of the executive officers and directors of Balcor Partners-XVII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XVII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                                Beneficially
Title of Class                    Owned               Percent of Class
--------------                ---------------         ----------------
Limited Partnership
     Interest                   10 Interests            Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner own 1256 additional Interests.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of the Forest Ridge - Phase II apartment complex, Arlington, Texas previously filed as
Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(ii) Master Amendment and Agreement relating to the sales of the Forest Ridge - Phase II, apartment complex, Arlington, Texas and Rosehill Pointe apartment complex, Lenexa, Kansas previously filed as Exhibit 2(b)(i) to the Registrant's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sales of the Forest Ridge - Phase II, apartment complex, Arlington, Texas and Rosehill Pointe apartment complex, Lenexa, Kansas previously filed as Exhibit 2(b)(ii) to the Registrant's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(b)(i) Agreement of Sale relating to the sale of the Hunter's Glen Apartments, St. Louis County, Missouri previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(ii) Letter Agreement dated June 28, 1996, relating to the sale of Hunter's Glen apartment complex, St. Louis County, Missouri, previously filed as Exhibit 99 to the Registrant's Current Report on Form 8-K dated July 15, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated August 2, 1996, relating to the sale of Hunter's Glen apartment complex, St. Louis County, Missouri previously filed as Exhibit 10(b)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iv) Letter Agreement dated August 16, 1996 relating to the sale of Hunter's Glen Apartments previously filed as Exhibit (99)(d) to the Registrant's Current Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana previously filed as
Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 30, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (10)(c)(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (10)(c)(iii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and letter agreements thereto relating to the sale of Marbrisa apartment complex, Hillsborough County, Florida previously filed as
Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated July 15, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale dated August 16, 1996 relating to the sale of Marbrisa Apartments, Hillsborough County, Florida, previously filed as Exhibit (99)(a)(i) to the Registrant's Current Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated August 20, 1996 relating to the sale of Marbrisa Apartments, Hillsborough County, Florida, previously filed as Exhibit
(99)(a)(ii) to the Registrant's Current Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(iv) Letter Agreements relating to the sale of Marbrisa Apartments, Hillsborough County, Florida, previously filed as Exhibit (99)(b) to the Registrant's Current Report on Form 8-K dated September 30, 1996 is incorporated herein by reference.

(e)(i) Agreement of Sale dated September 3, 1996 relating to the sale of Chestnut Ridge - Phase I Apartments, Fort Worth, Texas previously filed as
Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Chestnut Ridge - Phase I Apartments, Fort Worth, Texas, previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated September 30, 1996 is incorporated herein by reference.

(f)(i) Agreement of Sale and attachment thereto relating to the sale of Park Crossing Apartments, Gwinnett County, Georgia previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the Sale of Park Crossing Apartments, Gwinnett County, Georgia previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.

(iii) Letter relating to the sale of Park Crossing Apartments, Gwinnett County, Georgia previously filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.

(g)(i) Agreement of Sale and attachment thereto relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(ii) Due Diligence Termination Notice relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(iii) Reinstatement of, and First Amendment to, Agreement of Sale, relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(iii) to the Registrant's Current Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(iv) Letter Agreement dated December 20, 1996, relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(iv) to the Registrant's Current Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

(v) Letter Agreement dated January 22, 1997 relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky, previously filed as Exhibit (10)(g)(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/ Jayne A. Kosik
                            --------------------------------
                                Jayne A. Kosik
                                Senior Managing Director and Chief
                                Financial Officer (Principal
                                Accounting and Financial Officer)
                                of Balcor Partners-XVII, the
                                General Partner

Date: March 20,1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    ------------------------------     --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVII,
                         the General Partner
/s/Thomas E. Meador                                          March 20, 1998
--------------------                                         --------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners XVII, the General
                         Partner
/s/Jayne A. Kosik                                            March 20, 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series II
A Real Estate Limited Partnership:

We have audited the financial statements of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 18, 1998

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                1997             1996
                                           --------------   --------------
Cash and cash equivalents                  $   2,418,169    $  12,457,760
Escrow deposits                                                    82,469
Accounts and accrued interest receivable          16,834          532,365
Prepaid expenses                                                   19,833
Deferred expenses, net of accumulated
  amortization of $113,839 in 1996                                140,314
                                           --------------   --------------
                                               2,435,003       13,232,741
                                           --------------   --------------
Investment in real estate:
  Land                                                          1,436,769
  Buildings and improvements                                    7,276,630
                                                            --------------
                                                                8,713,399
  Less accumulated depreciation                                 3,438,330
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      5,275,069
                                           --------------   --------------
                                           $   2,435,003    $  18,507,810
                                           ==============   ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      20,861    $     633,881
Due to affiliates                                 34,682          114,934
Security deposits                                                  30,759
Mortgage note payable                                           7,249,433
                                           --------------   --------------
    Total liabilities                             55,543        8,029,007
                                           --------------   --------------

Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)            2,379,460       11,121,829
General Partner's deficit                           None         (643,026)
                                           --------------   --------------
    Total partners' capital                    2,379,460       10,478,803
                                           --------------   --------------
                                           $   2,435,003    $  18,507,810
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996, and 1995

                                 Partners' Capital (Deficit) Accounts
                             ---------------------------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                             --------------- -------------- --------------

Balance at December 31, 1994 $  (15,670,448) $    (906,714) $ (14,763,734)

Net loss for the year
  ended December 31, 1995        (1,479,430)       (14,794)    (1,464,636)
                             --------------- -------------- --------------
Balance at December 31, 1995    (17,149,878)      (921,508)   (16,228,370)

Deemed distribution to
  Limited Partners  (A)            (219,557)                     (219,557)

Net income for the year
  ended December 31, 1996        27,848,238        278,482     27,569,756
                             --------------- -------------- --------------
Balance at December 31, 1996     10,478,803       (643,026)    11,121,829

Cash distributions
  to Limited Partners (B)       (12,590,400)                  (12,590,400)
Net income for the year
  ended December 31, 1997         4,491,057        643,026      3,848,031
                             --------------- -------------- --------------
Balance at December 31, 1997 $    2,379,460  $        None  $   2,379,460
                             =============== ============== ==============

(A) This amount represents a state withholding tax paid on behalf of Limited Partners relating to the gain on the sale of Park Crossing Apartments.

(B)  Summary of distributions per Limited Partnership Interest:

                                   1997           1996           1995
                             --------------- -------------- --------------

            First Quarter    $       110.00           None           None
            Second Quarter            14.00           None           None
            Third Quarter             26.00           None           None
            Fourth Quarter             None           None           None

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996, and 1995

                                   1997            1996           1995
                               ------------- -------------- --------------
Income:
  Rental and service         $      438,523  $  10,194,675  $  13,021,575
  Interest on short-term
    investments                     190,124        229,901         65,886
  Participation in income
    of joint venture
    with an affiliate                            3,070,292         20,441
  Other income                       34,073
                             --------------- -------------- --------------
Total income                        662,720     13,494,868     13,107,902
                             --------------- -------------- --------------
Expenses:
  Interest on mortgage notes
    payable                         167,177      3,629,339      4,899,174
  Interest on short-term loan
    from affiliate                                 477,434        815,156
  Depreciation                       51,564      1,461,603      1,885,984
  Amortization of deferred
    expenses                          7,943        164,203        209,065
  Property operating                220,161      3,975,275      4,649,658
  Real estate taxes                 (19,829)       747,563        988,743
  Property management fees           24,335        517,242        644,856
  Administrative                    290,484        645,238        494,696
                             --------------- -------------- --------------
Total expenses                      741,835     11,617,897     14,587,332
                             --------------- -------------- --------------
(Loss) income before gain on
  sales of properties and
  extraordinary items               (79,115)     1,876,971     (1,479,430)

Gain on sales of properties       4,992,080     25,641,050
                             --------------- -------------- --------------
Income (loss) before
  extraordinary items             4,912,965     27,518,021     (1,479,430)
                             --------------- -------------- --------------
Extraordinary items:
  Debt extinguishment expenses     (421,908)    (1,513,757)
  Gain on forgiveness of debt                    1,864,919
  Participation in debt
    extinguishment expense
    from joint venture with
    an affiliate                                   (20,945)
                             ---------------   ------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                  1997            1996           1995
                             ------------- -------------- --------------

Total extraordinary items          (421,908)       330,217
                             --------------- -------------- --------------
Net income (loss)            $    4,491,057  $  27,848,238  $  (1,479,430)
                             =============== ============== ==============
Income (loss) before
  extraordinay items allocated
  to General Partner         $      703,434  $     275,180  $     (14,794)
                             =============== ============== ==============
Income (loss) before
  extraordinary items allocated
  to Limited Partners        $    4,209,531  $  27,242,841  $  (1,464,636)
                             =============== ============== ==============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (83,936 Interests issued and
  outstanding) - Basic and
  Diluted                    $        50.15  $      324.57  $      (17.45)
                             =============== ============== ==============
Extraordinary items allocated
  to General Partner         $      (60,408) $       3,302           None
                             =============== ============== ==============
Extraordinary items allocated
  to Limited Partners        $     (361,500) $     326,915           None
                             =============== ============== ==============
Extraordinary items per
  Limited Partnership Interest
  (83,936 issued and
  outstanding) - Basic and
  Diluted                    $        (4.31) $        3.89           None
                             =============== ============== ==============
Net income (loss) allocated
  to General Partner         $      643,026  $     278,482  $     (14,794)
                             =============== ============== ==============
Net income (loss) allocated
  to Limited Partners        $    3,848,031  $  27,569,756  $  (1,464,636)
                             =============== ============== ==============
Net income (loss) per Limited
  Partnership Interest
  (83,936 issued and
  outstanding) - Basic and
  Diluted                    $        45.84  $      328.46  $      (17.45)
                             =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995

                                   1997           1996           1995
                             --------------- -------------- --------------
Operating activities:
  Net income (loss)          $    4,491,057  $  27,848,238  $  (1,479,430)
  Adjustments to reconcile net
    income (loss) to net cash
    (used in) or provided
    by operating activities:
      Gain on sales of
        properties               (4,992,080)   (25,641,050)
      Debt extinguishment
        expenses                    132,371        709,329
      Gain on forgiveness of
        debt                                    (1,864,919)
      Participation in income
        of joint venture
        with an affiliate                       (3,070,292)       (20,441)
      Participation in debt
        extinguishment expense
        from joint venture
        with an affiliate                           20,945
      Depreciation of
        properties                   51,564      1,461,603      1,885,984
      Amortization of deferred
        expenses                      7,943        164,203        209,065
      Net change in:
        Escrow deposits              82,469      1,119,748       (643,654)
        Accounts and accrued
          interest receivable       515,531       (388,792)        40,002
        Prepaid expenses             19,833        118,096       (137,929)
        Accounts payable           (613,020)       491,722       (101,599)
        Due to affiliates           (80,252)      (641,070)       539,549
        Accrued liabilities                       (431,506)        56,423
        Security deposits           (30,759)      (202,275)         4,461
                             --------------- -------------- --------------
  Net cash (used in) or
    provided by operating
    activities                     (415,343)      (306,020)       352,431
                             --------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                   1997           1996           1995
                             --------------- -------------- --------------

Investing activities:
  Redemption of restricted
    investment                                                    480,000
  Distributions from joint
    venture with an affiliate                    1,997,578        125,528
  Contribution to joint
    venture with an affiliate                     (155,300)
  Proceeds from sales of
    properties                   10,400,000     61,516,507
  Payment of selling costs         (184,415)    (1,634,268)
                             --------------- -------------- --------------
  Net cash provided by
    investing activities         10,215,585     61,724,517        605,528
                             --------------- -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                 $  (12,590,400)
  Proceeds from issuance of
    mortgage notes payable                                  $   6,010,000
  Repayment of mortgage notes
    payable                      (7,238,418) $ (38,271,532)    (5,480,512)
  Proceeds from loans payable -
    affiliate                                                      85,000
  Repayment of loans payable -
    affiliate                                  (11,900,605)      (480,000)
  Proceeds from issuance of
    mortgage note payable -
    affiliate                                      142,820
  Principal payments on
    mortgage notes payable          (11,015)      (328,312)      (407,006)
  Funding of repair escrows                                      (157,500)
  Releases from escrows                            490,992        149,407
  Payment of deferred expenses                                   (152,840)
  Deemed distribution
    to Limited Partners                           (219,557)
                             --------------- -------------- --------------
  Net cash used in financing
    activities                  (19,839,833)   (50,086,194)      (433,451)
                             --------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                   1997           1996           1995
                             --------------- -------------- --------------

Net change in cash and cash
  equivalents                   (10,039,591)    11,332,303        524,508
Cash and cash equivalents at
  beginning of year              12,457,760      1,125,457        600,949
                             --------------- -------------- --------------
Cash and cash equivalents at
  end of year                $    2,418,169  $  12,457,760  $   1,125,457
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

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and its minority joint venture interest in one additional property. During 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 14 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

               Buildings and improvements          30 years
               Furniture and fixtures               5 years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the terms of the respective loan agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

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

(g) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(h) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(i) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(j) The Partnership is not liable for Federal income taxes and each Partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized in October 1984. The Partnership Agreement provides for Balcor Partners-XVII to be the General Partner and for the admission of Limited Partners through the sale of up to 84,000 Limited Partnership Interests at $1,000 per Interest, 83,936 of which were sold through August 22, 1985, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% and the Limited Partners will be allocated 99% of the profits and losses from operations. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there was to be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which would be paid only as a part of the General Partner's share of Net Cash Proceeds. Under certain circumstances, the General Partner could participate in the Net Cash Proceeds from the sale or refinancing of Partnership properties. The General Partner's participation is equal to 15% of further Net Cash Proceeds distributed after holders of Interests have received a return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital, as defined in the Partnership Agreement. The General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds in accordance with these provisions.

5. Mortgage Note Payable:

As of December 31, 1996, the Partnership had a mortgage note payable outstanding of $7,249,433 related to Steeplechase Apartments. This mortgage note was repaid in connection with the sale of the property during 1997 as further described in Note 10 of Notes to the Financial Statements.

During 1997, 1996 and 1995, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $167,177, $3,510,851 and $4,742,339, respectively.

6. Management Agreements:

The Partnership's properties were under management agreements with a third-party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Investment in Joint Venture with an Affiliate:

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The joint venture partner was an affiliate with investment objectives similar to those of the Partnership. The Partnership and the affiliate held participating percentages in the joint venture of 38.38% and 61.62%, respectively. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The joint venture recognized a gain of $7,920,199 from the sale of this property, of which $3,055,484 was the Partnership's share. During 1996 and 1995, the Partnership received distributions of $1,997,578 and $125,528, respectively, and made a capital contribution of $155,300 to the joint venture in 1996.

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $2,221,418 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Reimbursement of expenses
  to the General Partner
  at cost:
    Accounting            $31,951 $11,118  $16,454 $16,162  $46,401  $2,528
    Data processing         6,268   1,105    8,080   3,487   42,184   2,976
    Investor communica-
      tions                  None    None     None    None    6,252    None
    Legal                  18,964   4,640   13,521  13,243   30,317   3,090
    Portfolio management   60,741  14,733   64,566  60,741  107,761  11,525
    Other                  21,301   3,086   21,302  21,301   11,185   1,304

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program, however, the General Partner was reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $16,968 and $85,753 in 1996 and 1995, respectively.

The Partnership had a junior loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Chestnut Ridge - Phase I Apartments. The loan of $1,816,035 along with accrued interest of $48,884 was forgiven in connection with the sale of the property in September 1996. See Notes 10 and 12 of Notes to Financial Statements for additional information. During 1996 and 1995, the Partnership incurred interest expense on the mortgage note payable-affiliate of $118,488 and $156,835 and paid interest expense of $130,580 and $175,241, respectively.

During 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $11,900,605 plus accrued interest expense payable of $734,581 at December 31, 1995, with proceeds received from the sales of properties. The Partnership incurred interest expense of $477,434 and $815,156 and paid interest expense of $1,212,015 and $212,052 on this loan during 1996 and 1995, respectively. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.839% at the date of the loan repayment.

10. Property Sales:

(a) In March 1997, the Partnership sold the Steeplechase Apartments in an all cash sale for $10,400,000. From the proceeds of the sale, the Partnership paid $7,238,418 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $184,415 in selling costs and $289,537 in prepayment penalties. The basis of the property was $5,223,505, which is net of accumulated depreciation of $3,489,894. For financial statement purposes, the Partnership recognized a gain of $4,992,080 from the sale of this property.

(b) In November 1996, the Partnership sold the Park Crossing Apartments in an all cash sale for $11,350,000. From the proceeds of the sale, the Partnership paid $7,131,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $191,995 in selling costs and $142,639 in prepayment penalties. In addition, the Partnership paid a state withholding tax of

$219,557 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $7,282,328, which is net of accumulated depreciation of $4,328,615. For financial statement purposes, the Partnership recognized a gain of $3,875,677 from the sale of this property.

(c) In October 1996, the Partnership sold the Willow Bend Lake Apartments in an all cash sale for $14,350,000. From the proceeds of the sale, the Partnership paid $9,737,486 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $366,660 in selling costs and $389,499 in prepayment penalties. The basis of the property was $7,745,500, which is net of accumulated depreciation of $4,896,205. For financial statement purposes, the Partnership recognized a gain of $6,237,840 from the sale of this property.

(d) In October 1996, the Partnership sold the Marbrisa Apartments in an all cash sale for $7,800,000. From the proceeds of the sale, the Partnership paid $5,361,230 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $325,361 in selling costs. The basis of the property was $4,565,345, which is net of accumulated depreciation of $2,706,669. For financial statement purposes, the Partnership recognized a gain of $2,909,294 from the sale of this property.

(e) In September 1996, the Partnership sold the Hunters Glen Apartments in an all cash sale for $9,100,000. From the proceeds of the sale, the Partnership paid $4,541,552 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $270,215 in selling costs and $90,832 in prepayment penalties. The basis of the property was $4,156,017, which is net of accumulated depreciation of $2,403,728. For financial statement purposes, the Partnership recognized a gain of $4,673,768 from the sale of this property.

(f) In September 1996, the Partnership sold the Chestnut Ridge - Phase I Apartments in an all cash sale for $5,513,400. From the proceeds of the sale, the Partnership paid $3,629,161 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $199,601 in selling costs and $181,458 in prepayment penalties. The Partnership received net proceeds of $1,503,180 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,646,000 were to be received from the sale of this property. As a result, $142,820 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from TBC. The basis of the property was $4,336,015, which is net of accumulated depreciation of $2,622,209. For financial statement purposes, the Partnership recognized a gain of $977,784 from the sale of this property.

(g) In September 1996, the Partnership sold the Country Oaks Apartments for $8,250,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $5,946,893 which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $154,436 in selling costs. The basis of the property was $4,191,573, which is net of accumulated depreciation of $2,937,967. For financial statement purposes, the Partnership recognized a gain of $3,903,991 from the sale of this property.

(h) In June 1996, the Partnership sold the Forest Ridge - Phase II Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $7,870,116 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $126,000 in selling costs. The basis of the property was $7,911,304, which is net of accumulated depreciation of $4,265,862. For financial statement purposes, the Partnership recognized a gain of $3,062,696 from the sale of this property.

11. Restricted Investment:

During 1995, a restricted investment of $480,000, which partially collateralized the Country Oaks mortgage loan, was released. The amount pledged as collateral had been invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution, and the accumulated interest was paid to the Partnership upon release.

12. Extraordinary Items:

(a) In connection with the sale of the Steeplechase Apartments in 1997, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses related to the property of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

(b) In connection with the sales of properties during 1996, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $709,329. In addition, in connection with the sales of the Chestnut Ridge - Phase I and Hunters Glen, Willow Bend Lake and Park Crossing apartment complexes, the Partnership paid $804,428 in prepayment penalties. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses.

(c) In June 1996, the joint venture consisting of the Partnership and an affiliate sold the Rosehill Pointe Apartments. In connection with the sale, the joint venture wrote off the remaining unamortized deferred expenses. The Partnership's share of this amount of $20,945 was recognized as an extraordinary item and classified as debt extinguishment expense.

(d) In connection with the sale of the Chestnut Ridge - Phase I Apartments in September 1996, the junior loan due to TBC, which had an outstanding balance of $1,864,919, including accrued interest of $48,884, was forgiven which resulted in an extraordinary gain on forgiveness of debt.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage note payable: Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximated the carrying value.

14. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

15. Subsequent Event:

In January 1998, the Partnership paid $403,462 ($4.81 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds.