Form 10-Q
period 1998-03-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1998-05-08
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,997,253   $   2,418,169
Accounts and accrued interest receivable            9,077          16,834
                                            --------------  --------------
                                            $   2,006,330       2,435,003
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      35,664   $      20,861
Due to affiliates                                  38,546          34,682
                                            --------------  --------------
     Total liabilities                             74,210          55,543
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)             1,932,120       2,379,460
General Partner's capital                           None            None
                                            --------------  --------------
     Total partners' capital                    1,932,120       2,379,460
                                            --------------  --------------
                                            $   2,006,330   $   2,435,003
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)


                                                  1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $     441,199
  Interest on short-term investments        $      31,186          55,903
                                            --------------  --------------
    Total income                                   31,186         497,102
                                            --------------  --------------
Expenses:
  Interest on mortgage note payable                               167,177
  Depreciation                                                     51,564
  Amortization of deferred expenses                                 7,943
  Property operating                                              211,874
  Real estate taxes                                               (19,829)
  Property management fees                                         24,335
  Administrative                                   75,064         113,372
                                            --------------  --------------
    Total expenses                                 75,064         556,436
                                            --------------  --------------
Loss before gain on sale of
  property and extraordinary item                 (43,878)        (59,334)

Gain on sale of property                                        4,992,080
                                            --------------  --------------
(Loss) income before extraordinary item           (43,878)      4,932,746

Extraordinary item:
  Debt extinguishment expense                                    (421,908)
                                            --------------  --------------
Net (loss) income                           $     (43,878)  $   4,510,838
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                      None    $     703,170
                                            ==============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners             $     (43,878)  $   4,229,576
                                            ==============  ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest (83,936
  Interests issued and outstanding) -
  Basic and Diluted                         $       (0.52)  $       50.39
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                  1998            1997
                                            --------------  --------------

Extraordinary item allocated to General
  Partner                                           None    $     (60,144)
                                            ==============  ==============
Extraordinary item allocated to Limited
  Partners                                          None    $    (361,764)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (83,936 Interests
  issued and outstanding)- Basic and Diluted        None    $       (4.31)
                                            ==============  ==============

Net income allocated to General Partner             None    $     643,026
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (43,878)  $   3,867,812
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (83,936 Interests issued and
  outstanding) - Basic and Diluted          $       (0.52)  $       46.08
                                            ==============  ==============
Distribution to Limited Partners            $     403,462   $   9,232,960
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (83,936 Interests issued and
  outstanding)                              $        4.81   $      110.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                  1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $     (43,878)  $   4,510,838
  Adjustments to reconcile net (loss)
    income to net cash used in
    operating activities:
      Gain on sale of property                                 (4,992,080)
      Debt extinguishment expense                                 132,371
      Depreciation of property                                     51,564
      Amortization of deferred expenses                             7,943
      Net change in:
        Escrow deposits                                            82,469
        Accounts and accrued interest
          receivable                                7,757          30,000
        Prepaid expenses                                           19,833
        Accounts payable                           14,803        (552,811)
        Due to affiliates                           3,864          (5,832)
        Security deposits                                         (30,759)
                                            --------------  --------------
    Net cash used in operating
      activities                                  (17,454)       (746,464)
                                            --------------  --------------
Investing activities:
  Proceeds from sale of property                               10,400,000
  Payment of selling costs                                       (184,415)
                                                            --------------
  Net cash provided by investing activities                    10,215,585
                                                            --------------
Financing activities:
  Distribution to Limited Partners               (403,462)     (9,232,960)
  Repayment of mortgage note payable                           (7,238,418)
  Principal payments on mortgage note
    payable                                                       (11,015)
                                            --------------  --------------
  Cash used in financing activities              (403,462)    (16,482,393)
                                            --------------  --------------

Net change in cash and cash equivalents          (420,916)     (7,013,272)
Cash and cash equivalents at beginning
  of period                                     2,418,169      12,457,760
                                            --------------  --------------
Cash and cash equivalents at end of period  $   1,997,253   $   5,444,488
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on the mortgage note payable of $167,177.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                      Paid        Payable
                                   ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 6,470    $ 38,546

5. Contingencies:

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

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. As of March 31, 1998, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the quarter ended March 31, 1998. As a result, the Partnership recognized a net loss during the quarter ended March 31, 1998. During 1997, the Partnership recognized a gain on the sale of Steeplechase Apartments, which was the primary reason the Partnership recognized net income for the quarter ended March 31, 1997. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

The Partnership sold the Steeplechase Apartments in March 1997 and recognized a gain of $4,992,080. As a result of the sale, rental and service income, interest expense on mortgage note payable, depreciation, amortization of deferred expenses, property operating expenses and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the sales of the Partnership's properties during the latter part of 1996 prior to distribution to Limited Partners in January and April 1997. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

As a result of the sale of Steeplechase Apartments in March 1997, real estate tax expense ceased in 1997. However, the estimate of 1996 real estate taxes at the Steeplechase Apartments was higher than the actual expense, resulting in the Partnership recognizing income during 1997.

During 1997, the Partnership incurred higher accounting and professional fees which was the primary reason administrative expenses decreased during 1998 as compared to 1997.

In connection with the March 1997 sale of the Steeplechase Apartments, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses related to the property of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $421,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds to Limited Partners in January 1998. The Partnership used cash of approximately $17,000 in its operating activities to pay administrative expenses, which was partially offset by interest income earned on short-term investments. The Partnership used cash of approximately $403,000 in its financing activities to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property, the Steeplechase Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

To date, Limited Partners have received cumulative distributions of Net Cash Proceeds of $154.81 per $1,000 Interest, as well as certain tax benefits. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Thomas E. Meador
                              ---------------------------------
                               Thomas E. Meador
                               President and Chief Executive Officer
                               (Principal Executive Officer) of Balcor
                               Partners - XVII,the General Partner

                         By:/s/Jayne A. Kosik
                              ----------------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief Financial
                               Officer (Principal Accounting Officer) of
                               Balcor Partners - XVII, the General Partner



Date:   May 8, 1998
       -------------------------