Form 10-Q
period 1998-06-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1998-08-14
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                    1998          1997
                                               ------------- -------------
Cash and cash equivalents                      $  1,974,133  $  2,418,169
Accounts and accrued interest receivable              8,618        16,834
                                               ------------- -------------
                                               $  1,982,751  $  2,435,003
                                               ============= =============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               $     23,926  $     20,861
Due to affiliates                                    45,710        34,682
                                               ------------- -------------
     Total liabilities                               69,636        55,543
                                               ------------- -------------
Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)               1,913,115     2,379,460
General Partner's capital                              None          None
                                               ------------- -------------
     Total partners' capital                      1,913,115     2,379,460
                                               ------------- -------------
                                               $  1,982,751  $  2,435,003
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                   1998          1997
                                               ------------- -------------
Income:
  Rental and service                                         $    441,199
  Interest on short-term investments           $     57,508       123,639
                                               ------------- -------------
    Total income                                     57,508       564,838
                                               ------------- -------------
Expenses:
  Interest on mortgage note payable                               167,177
  Depreciation                                                     51,564
  Amortization of deferred expenses                                 7,943
  Property operating                                              236,259
  Real estate taxes                                               (19,829)
  Property management fees                                         24,335
  Administrative                                    120,391       165,716
                                               ------------- -------------
    Total expenses                                  120,391       633,165
                                               ------------- -------------
Loss before gain on sale and
  extraordinary item                                (62,883)      (68,327)

Gain of sale of property                                        4,992,080
                                               ------------- -------------
(Loss) income before extraordinary item             (62,883)    4,923,753

Extraordinary item:
  Debt extinguishment expense                                    (421,908)
                                               ------------- -------------
Net (loss) income                              $    (62,883) $  4,501,845
                                               ============= =============
Income before extraordinary item
  allocated to General Partner                         None  $    703,170
                                               ============= =============
(Loss) income before extraordinary item
  allocated to Limited Partners                $    (62,883) $  4,220,583
                                               ============= =============
(Loss) income before extraordinary item
  per Limited Partnership Interest (83,936
  issued and outstanding) - Basic
  and Diluted                                  $      (0.75) $      50.28
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                   1998          1997
                                               ------------- -------------
Extraordinary item allocated to
  General Partner                                      None  $    (60,144)
                                               ============= =============
Extraordinary item allocated to
  Limited Partners                                     None  $   (361,764)
                                               ============= =============
Extraordinary item per Limited Partnership
  Interest (83,936 issued and outstanding)
  - Basic and Diluted                                  None  $      (4.31)
                                               ============= =============
Net income allocated to General Partner                None  $    643,026
                                               ============= =============
Net (loss) income allocated to
  Limited Partners                             $    (62,883) $  3,858,819
                                               ============= =============
Net (loss) income per Limited Partnership
  Interest (83,936 issued and outstanding)
  -Basic and Diluted                           $      (0.75) $      45.97
                                               ============= =============
Distributions to Limited Partners              $    403,462  $ 10,408,064
                                               ============= =============
Distributions per Limited Partnership

  Interest(83,936 issued and outstanding)      $       4.81  $     124.00
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                    1998          1997
                                               ------------- -------------
Income:
  Interest on short-term investments           $     26,322  $     67,736
                                               ------------- -------------
    Total income                                     26,322        67,736
                                               ------------- -------------
Expenses:
  Property operating                                               24,385
  Administrative                                     45,327        52,344
                                               ------------- -------------
    Total expenses                                   45,327        76,729
                                               ------------- -------------
Net loss                                       $    (19,005) $     (8,993)
                                               ============= =============
Net loss allocated to General Partner                  None          None
                                               ============= =============
Net loss allocated to Limited
  Partners                                     $    (19,005) $     (8,993)
                                               ============= =============
Net loss per Limited Partnership
  Interest (83,936 issued and outstanding)
  - Basic and Diluted                          $      (0.23) $      (0.11)
                                               ============= =============
Distribution to Limited Partners                       None  $  1,175,104
                                               ============= =============
Distribution per Limited Partnership
  Interest(83,936 issued and outstanding)              None  $      14.00
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                    1998          1997
                                               ------------- -------------
Operating activities:
  Net (loss) income                            $    (62,883) $  4,501,845
  Adjustments to reconcile net (loss) income
    to net cash used in operating
    activities:
      Gain on sale of property                                 (4,992,080)
      Debt extinguishment expense                                 132,371
      Depreciation of property                                     51,564
      Amortization of deferred expenses                             7,943
      Net change in:
        Escrow deposits                                            82,469
        Accounts and accrued
          interest receivable                         8,216       471,792
        Prepaid expenses                                           19,833
        Accounts payable                              3,065      (616,782)
        Due to affiliates                            11,028       (46,874)
        Security deposits                                         (30,759)
                                               ------------- -------------
  Net cash used in operating activities             (40,574)     (418,678)
                                               ------------- -------------
Investing activities:
  Proceeds from sale of property                               10,400,000
  Payment of selling costs                                       (184,415)
                                                             -------------
  Net cash provided by investing activities                    10,215,585
                                                             -------------
Financing activities:
  Distributions to Limited Partners                (403,462)  (10,408,064)
  Repayment of mortgage note payable                           (7,238,418)
  Principal payments on mortgage note
    payable                                                       (11,015)
                                               ------------- -------------
  Net cash used in financing activities            (403,462)  (17,657,497)
                                               ------------- -------------
Net change in cash and cash equivalents            (444,036)   (7,860,590)
Cash and cash equivalents at beginning
  of period                                       2,418,169    12,457,760
                                               ------------- -------------

Cash and cash equivalents at end of period     $  1,974,133  $  4,597,170
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on the mortgage note payable of $167,177.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 10,209       $ 3,739    $ 45,710

5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. As of June 30, 1998, the Partnership had no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the six months and quarter ended June 30, 1998. In addition, administrative and property operating expenses were higher than interest income earned on short-term investments during the quarter ended June 30, 1997. As a result, the Partnership recognized a net loss during the six months ended June 30, 1998 and the quarters ended June 30, 1998 and 1997. During March 1997, the Partnership sold the Steeplechase Apartments and recogonized a gain on sale. This was the primary reason the Partnership recognized net income for the six months ended June 30, 1997. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

The Partnership sold the Steeplechase Apartments in March 1997 and recognized a gain of $4,992,080. As a result of the sale, rental and service income, interest expense on mortgage note payable, depreciation, amortization of deferred expenses, property operating expenses and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the sales of the Partnership's properties during the latter part of 1996 and the first quarter of 1997 prior to distribution to Limited Partners in 1997 and January 1998. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

As a result of the sale of Steeplechase Apartments in March 1997, real estate tax expense ceased in 1997. However, the estimate of 1996 real estate taxes at the Steeplechase Apartments was higher than the actual expense incurred, resulting in the Partnership recognizing income during 1997.

During 1998, the Partnership incurred lower portfolio management, accounting and professional fees and bank charges which was the primary reason administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by an increase in legal fees during 1998 in connection with the lawsuits discussed in Note 5 of Notes to the Financial Statements

In connection with the March 1997 sale of the Steeplechase Apartments, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses related to the property of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $444,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds to Limited Partners in January 1998. The Partnership used cash of approximately $41,000 in its operating activities to pay administrative expenses, which was partially offset by interest income earned on short-term investments. The Partnership used cash of approximately $403,000 in its financing activities to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Willow Bend Lake Apartments, East Baton Rouge Parish, Louisiana previously filed as
Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 30, 1996 is incorporated herein by reference.

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

(b)(i) Agreement of Sale and letter agreements thereto relating to the sale of Marbrisa apartment complex, Hillsborough County, Florida previously filed as
Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated July 15, 1996 is incorporated herein by reference.

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

(c)(i) Agreement of Sale dated September 3, 1996 relating to the sale of Chestnut Ridge - Phase I Apartments, Fort Worth, Texas previously filed as
Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Chestnut Ridge - Phase I Apartments, Fort Worth, Texas, previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated September 30, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Park Crossing Apartments, Gwinnett County, Georgia previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.

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

(e)(i) Agreement of Sale and attachment thereto relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended June 30, 1998.

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




Date:  August 14, 1998
       -------------------------