Form 10-Q
period 1998-09-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 1998-11-13
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,972,101  $   2,418,169
Accounts and accrued interest receivable             8,627         16,834
                                             -------------- --------------
                                             $   1,980,728  $   2,435,003
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $      34,870  $      20,861
Due to affiliates                                   47,746         34,682
                                             -------------- --------------
     Total liabilities                              82,616         55,543
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)              1,898,112      2,379,460
General Partner's deficit                             None           None
                                             -------------- --------------
     Total partners' capital                     1,898,112      2,379,460
                                             -------------- --------------
                                             $   1,980,728  $   2,435,003
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                  1998           1997
                                             -------------- --------------
Income:
  Rental and service                                        $     441,199
  Interest on short-term investments         $      84,020        161,103
  Other income                                                     15,243
                                             -------------- --------------
    Total income                                    84,020        617,545
                                             -------------- --------------
Expenses:
  Interest on mortgage note payable                               167,177
  Depreciation                                                     51,564
  Amortization of deferred expenses                                 7,943
  Property operating                                              236,259
  Real estate taxes                                               (19,829)
  Property management fees                                         24,335
  Administrative                                   161,906        232,869
                                             -------------- --------------
    Total expenses                                 161,906        700,318
                                             -------------- --------------
Loss before gain on sale and
  extraordinary item                               (77,886)       (82,773)

Gain of sale of property                                        4,992,080
                                             -------------- --------------
(Loss) income before extraordinary item            (77,886)     4,909,307

Extraordinary item:
  Debt extinguishment expense                                    (421,908)
                                             -------------- --------------
Net (loss) income                            $     (77,886) $   4,487,399
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner                        None  $     703,170
                                             ============== ==============
(Loss) income before extraordinary item
  allocated to Limited Partners              $     (77,886) $   4,206,137
                                             ============== ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest (83,936
  Interests issued and outstanding)
  -Basic and Diluted                         $       (0.93) $       50.11
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                  1998           1997
                                            -------------- --------------
Extraordinary item allocated to
  General Partner                                     None  $     (60,144)
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                                    None  $    (361,764)
                                             ============== ==============
Extraordinary item per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding) - Basic and Diluted                None  $       (4.31)
                                             ============== ==============
Net income allocated to General Partner               None  $     643,026
                                             ============== ==============
Net (loss) income allocated to Limited
  Partners                                   $     (77,886) $   3,844,373
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding) - Basic and Diluted       $       (0.93) $       45.80
                                             ============== ==============
Distributions to Limited Partners            $     403,462  $  12,590,400
                                             ============== ==============
Distributions per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding)                           $        4.81  $      150.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Interest on short-term investments         $      26,512  $      37,464
  Other income                                                     15,243
                                             -------------- --------------
    Total income                                    26,512         52,707
                                             -------------- --------------
Expenses:
  Administrative                                    41,515         67,153
                                             -------------- --------------
    Total expenses                                  41,515         67,153
                                             -------------- --------------
Net loss                                     $     (15,003) $     (14,446)
                                             ============== ==============
Net loss allocated to General Partner                 None          None
                                             ============== ==============
Net loss allocated to Limited
  Partners                                   $     (15,003) $     (14,446)
                                             ============== ==============
Net loss per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding) - Basic and Diluted       $       (0.18) $       (0.17)
                                             ============== ==============
Distribution to Limited Partners                      None  $   2,182,336
                                             ============== ==============
Distribution per Limited Partnership
  Interest (83,936 Interests issued
  and outstanding)                                    None  $       26.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $     (77,886) $   4,487,399
  Adjustments to reconcile net (loss)
    income to net cash used in operating
    activities:
      Gain on sale of property                                 (4,992,080)
      Debt extinguishment expense                                 132,371
      Depreciation of property                                     51,564
      Amortization of deferred expenses                             7,943
      Net change in:
        Escrow deposits                                            82,469
        Accounts and accrued
          interest receivable                        8,207        486,225
        Prepaid expenses                                           19,833
        Accounts payable                            14,009       (602,755)
        Due to affiliates                           13,064        (47,705)
        Security deposits                                         (30,759)
                                             -------------- --------------
  Net cash used in operating activities            (42,606)      (405,495)
                                             -------------- --------------
Investing activities:
  Proceeds from sale of property                               10,400,000
  Payment of selling costs                                       (184,415)
                                                            --------------
  Net cash provided by investing activities                    10,215,585
                                                            --------------
Financing activities:
  Distributions to Limited Partners               (403,462)   (12,590,400)
  Repayment of mortgage note payable                           (7,238,418)
  Principal payments on mortgage note
    payable                                                       (11,015)
                                             -------------- --------------
  Net cash used in financing activities           (403,462)   (19,839,833)
                                             -------------- --------------
Net change in cash and cash equivalents           (446,068)   (10,029,743)
Cash and cash equivalents at beginning
  of period                                      2,418,169     12,457,760
                                             -------------- --------------

Cash and cash equivalents at end of period   $   1,972,101  $   2,428,017
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on the mortgage note payable of $167,177.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $17,050        $6,841     $47,746

5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. As of September 30, 1998, the Partnership had no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the nine months and quarter ended September 30, 1998 and during the quarter ended September 30, 1997. As a result, the Partnership recognized a net loss during the nine months ended September 30, 1998 and the quarters ended September 30, 1998 and 1997. During March 1997, the Partnership sold the Steeplechase Apartments and recognized a gain on the sale. This was the primary reason the Partnership recognized net income for the nine months ended September 30, 1997. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

The Partnership sold the Steeplechase Apartments in March 1997 and recognized a gain of $4,992,080. As a result of the sale, rental and service income, interest expense on mortgage note payable, depreciation, amortization of deferred expenses, property operating expenses and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the sales of the Partnership's properties during the latter part of 1996 and the first quarter of 1997 prior to distribution to Limited Partners in 1997 and January 1998. As a result interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership recognized other income in 1997 in connection with a refund of a prior year insurance premium relating to the Partnership's properties.

As a result of the sale of Steeplechase Apartments in March 1997, real estate tax expense ceased in 1997. However, the estimate of 1996 real estate taxes at the Steeplechase Apartments was higher than the actual expense incurred, resulting in the Partnership recognizing income during 1997.

During 1998, the Partnership incurred lower portfolio management, accounting and professional fees and bank charges. This was the primary reason administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by an increase in accrued legal fees during 1998 in connection with the litigation discussed in Note 5 of Notes to the Financial Statements.

In connection with the March 1997 sale of the Steeplechase Apartments, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $446,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds to Limited Partners in January 1998. The Partnership used cash of approximately $43,000 in its operating activities to pay administrative expenses, which was partially offset by interest income earned on short-term investments. The Partnership used cash of approximately $403,000 in its financing activities to pay a distribution to Limited Partners.

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

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
---------------------------

Klein et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

With regard to the proposed class action complaint, Lenore Klein, et al. vs. Lehman Brothers, Inc. et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of Steeplechase Apartments, Lexington-Fayette, Kentucky previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated December 20, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended September 30, 1998.

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





Date:  November 13, 1998
       -------------------------