Form 10-K
period 1998-12-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1999-03-22
CIK 759831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in March 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
-------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein and Raymond Masri cases discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein and the Raymond Masri cases. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgement for compensatory damages equal to the amount invested in the Affiliated

Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 7,362.

Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                  ------------------------------------------------------------
                      1998       1997        1996        1995        1994
                  ----------- ----------- ----------- ----------- ------------
Total income        $109,223    $662,720  $13,494,868 $13,107,902  $12,877,418
(Loss) income
 before gain on
 sales of properties
 and extra-
 ordinary items     (100,003)    (79,115)   1,876,971  (1,479,430)  (2,019,363)
Net (loss) income   (100,003)  4,491,057   27,848,238  (1,479,430)  (2,019,363)
Net (loss) income
  per Limited
  Partnership
  Interest-Basic
    and Diluted        (1.19)      45.84       328.46      (17.45)      (23.82)
Total assets       1,957,071   2,435,003   18,507,810  51,038,768   52,186,795
Mortgage notes
  payable               None        None    7,249,433  53,469,385   53,346,903
Distributions per
  Limited Partner-
  ship Interest (A)     4.81      150.00         None        None         None

(A) These amounts represent distributions of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Partnership") sold seven properties and its minority joint venture interest in one additional property in 1996 and its remaining property in 1997. The Partnership recognized gains in 1997 and 1996 in connection with the sales. During 1998, administrative expenses were higher than interest income earned on short-term investments, which resulted in a net loss in 1998 as compared to net income during 1997. The gain related to the 1997 property sale was significantly lower than the total gains related to the 1996 property sales. As a result, the Partnership recognized higher net income during 1996 as compared to 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

The Partnership sold the Steeplechase Apartments in 1997 and recognized a gain of $4,992,080. As a result of the sale, rental and service income, interest expense on mortgage note payable, depreciation, amortization of deferred expenses, property operating expenses and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the sales of the Partnership's properties during the latter part of 1996 and the first quarter of 1997 prior to distribution to Limited Partners in 1997. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership recognized other income in 1997 primarily in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

As a result of the sale of Steeplechase Apartments in 1997, real estate tax expense ceased in 1997. However, the estimate of 1996 real estate taxes for the Steeplechase Apartments was higher than the actual expense incurred, resulting in the Partnership recognizing income during 1997.

During 1998, the Partnership incurred lower accounting, portfolio management and professional fees and bank charges. This was the primary reason administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by an increase in accrued legal fees during 1998 in connection with the litigation discussed in "Item 3. Legal Proceedings".

In connection with the 1997 sale of the Steeplechase Apartments, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

1997 Compared to 1996
---------------------

The Partnership sold Forest Ridge-Phase II, Country Oaks, Chestnut Ridge-Phase I, Hunters Glen, Marbrisa, Willow Bend Lake and Park Crossing apartment complexes in 1996 and recognized gains in connection with these sales totaling $25,641,050. The sales of these properties resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

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

During 1996, the Partnership repaid its General Partner loan with proceeds from the property sales. As a result, interest expense on short-term loans from affiliate ceased during 1996.

The Partnership incurred higher professional, legal and portfolio management fees during 1996, which resulted in a decrease in administrative expenses during 1997 as compared to 1996.

In connection with the 1996 property sales, the Partnership wrote-off the remaining unamortized deferred expenses of $709,329. In addition, in connection with the 1996 sales of Chestnut Ridge - Phase I, Hunters Glen, Willow Bend Lake and Park Crossing apartment complexes, the Partnership paid $804,428 in prepayment penalties. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

In connection with the 1996 sale of Chestnut Ridge - Phase I Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,864,919.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $469,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds to Limited Partners in January 1998. The Partnership used cash of approximately $66,000 in its operating activities to pay administrative expenses, which was partially offset by interest income earned on short-term investments. The Partnership used cash of approximately $403,000 in its financing activities to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March

1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions from Net Cash Proceeds in 1998 and 1997 totaling $4.81 and $150.00 per Limited Partnership Interest, respectively. The Partnership did not make any distributions to Limited Partners in 1996. See Statements of Partners' Capital (Deficit) for additional information.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  --------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ----------
Total assets          $1,957,071  $10,892,121   $2,435,003    $11,364,614
Partners' capital:
    General Partner         None         None         None           None
    Limited Partners   1,875,995   10,810,540    2,379,460     11,320,015
Net (loss) income:
    General Partner         None         None      643,026        191,265
    Limited Partners   (100,003)    (106,013)    3,848,031      6,521,210
     Per Limited Part-
     nership Interest     (1.19)(A)    (1.26)        45.84(A)       77.69

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                                 OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XVII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                                Beneficially
Title of Class                    Owned               Percent of Class
--------------                ---------------         ----------------
Limited Partnership
     Interest                 10 Interests              Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner owned 2,775 additional Interests as of December 31, 1998.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 51 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By: /s/Jayne A. Kosik
                            --------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XVII, the
                             General Partner

Date: March 19, 1999
      --------------

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
/s/Thomas E. Meador                                         March 19, 1999
--------------------                                        --------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners XVII, the General
                         Partner
/s/Jayne A. Kosik                                           March 19, 1999
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series II
A Real Estate Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers  LLP

Chicago, Illinois
March 17, 1999

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                1998             1997
                                           --------------   --------------
Cash and cash equivalents                  $   1,948,772    $   2,418,169
Accounts and accrued interest receivable           8,299           16,834
                                           --------------   --------------
                                           $   1,957,071    $   2,435,003
                                           ==============   ==============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      59,820    $      20,861
Due to affiliates                                 21,256           34,682
                                           --------------   --------------
    Total liabilities                             81,076           55,543
                                           --------------   --------------

Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)            1,875,995        2,379,460
General Partner's capital                           None             None
                                           --------------   --------------
    Total partners' capital                    1,875,995        2,379,460
                                           --------------   --------------
                                           $   1,957,071    $   2,435,003
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997, and 1996


                                 Partners' Capital (Deficit) Accounts
                             -------------------------------------------
                                               General        Limited
                                 Total         Partner       Partners
                             ------------- -------------- --------------
Balance at December 31, 1995 $(17,149,878) $    (921,508) $ (16,228,370)

Deemed distribution to
  Limited Partners  (A)          (219,557)                     (219,557)

Net income for the year
  ended December 31, 1996      27,848,238        278,482     27,569,756
                             ------------- -------------- --------------
Balance at December 31, 1996   10,478,803       (643,026)    11,121,829

Cash distributions
  to Limited Partners (B)     (12,590,400)                  (12,590,400)
Net income for the year
  ended December 31, 1997       4,491,057        643,026      3,848,031
                             ------------- -------------- --------------
Balance at December 31, 1997    2,379,460           None      2,379,460

Cash distribution
  to Limited Partners (B)        (403,462)                     (403,462)
Net loss for the year
  ended December 31, 1998        (100,003)                     (100,003)
                             ------------- -------------- --------------
Balance at December 31, 1998 $  1,875,995           None  $   1,875,995
                             ============= ============== ==============

(A) This amount represents a state withholding tax paid on behalf of Limited Partners relating to the gain on the sale of Park Crossing Apartments.

(B)  Summary of distributions per Limited Partnership Interest:

                                     1998           1997           1996
                             ------------- -------------- --------------
            First Quarter    $       4.81  $      110.00           None
            Second Quarter           None          14.00           None
            Third Quarter            None          26.00           None
            Fourth Quarter           None           None           None

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997, and 1996


                                  1998          1997           1996
                             ------------- -------------- --------------
Income:
  Rental and service                       $     438,523  $  10,194,675
  Interest on short-term
    investments              $    109,223        190,124        229,901
  Participation in income
    of joint venture
    with an affiliate                                         3,070,292
  Other income                                    34,073
                             ------------- -------------- --------------
Total income                      109,223        662,720     13,494,868
                             ------------- -------------- --------------
Expenses:
  Interest on mortgage notes
    payable                                      167,177      3,629,339
  Interest on short-term
    loan from affiliate                                         477,434
  Depreciation                                    51,564      1,461,603
  Amortization of deferred
    expenses                                       7,943        164,203
  Property operating                             220,161      3,975,275
  Real estate taxes                              (19,829)       747,563
  Property management fees                        24,335        517,242
  Administrative                  209,226        290,484        645,238
                             ------------- -------------- --------------
Total expenses                    209,226        741,835     11,617,897
                             ------------- -------------- --------------
(Loss) income before gain
  on sales of properties
  and extraordinary items        (100,003)       (79,115)     1,876,971

Gain on sales of properties                    4,992,080     25,641,050
                             ------------- -------------- --------------
(Loss) income before
  extraordinary items            (100,003)     4,912,965     27,518,021
                             ------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997, and 1996
                                  (Continued)


                                  1998          1997           1996
                             ------------- -------------- --------------
Extraordinary items:
  Debt extinguishment
    expenses                                    (421,908)    (1,513,757)
  Gain on forgiveness of debt                                 1,864,919
  Participation in debt
    extinguishment expense
    from joint venture with
    an affiliate                                                (20,945)
                                           --------------  -------------
Total extraordinary items                       (421,908)       330,217
                             ------------- -------------- --------------
Net (loss) income            $   (100,003) $   4,491,057  $  27,848,238
                             ============= ============== ==============
Income before extraordinary
  items allocated to General
  Partner                           None   $     703,434  $     275,180
                             ============= ============== ==============
(Loss) income before
  extraordinary items
  allocated to Limited
  Partners                   $   (100,003) $   4,209,531  $  27,242,841
                             ============= ============== ==============
(Loss) income before
  extraordinary items per
  Limited Partnership
  Interest (83,936 Interests
  issued and outstanding) -
  Basic and Diluted          $      (1.19) $       50.15  $      324.57
                             ============= ============== ==============
Extraordinary items allocated
  to General Partner                None   $     (60,408) $       3,302
                             ============= ============== ==============
Extraordinary items allocated
  to Limited Partners               None   $    (361,500) $     326,915
                             ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997, and 1996
                                  (Continued)


                                  1998          1997           1996
                             ------------- -------------- --------------
Extraordinary items per
  Limited Partnership
  Interest (83,936 issued
  and outstanding) - Basic
  and Diluted                       None   $       (4.31) $        3.89
                             ============= ============== ==============
Net income allocated
  to General Partner                None   $     643,026  $     278,482
                             ============= ============== ==============
Net (loss) income allocated
  to Limited Partners        $   (100,003) $   3,848,031  $  27,569,756
                             ============= ============== ==============
Net (loss) income per
  Limited Partnership
  Interest (83,936 issued
  and outstanding) - Basic
  and Diluted                $      (1.19) $       45.84  $      328.46
                             ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997, and 1996


                                 1998           1997           1996
                             ------------- -------------- --------------
Operating activities:
  Net (loss) income          $   (100,003) $   4,491,057  $  27,848,238
  Adjustments to reconcile
    net (loss) income to
    net cash used in
    operating activities:
      Gain on sales of
        properties                            (4,992,080)   (25,641,050)
      Debt extinguishment
        expenses                                 132,371        709,329
      Gain on forgiveness of
        debt                                                 (1,864,919)
      Participation in income
        of joint venture
        with an affiliate                                    (3,070,292)
      Participation in debt
        extinguishment
        expense from joint
        venture with an
        affiliate                                                20,945
      Depreciation of
        properties                                51,564      1,461,603
      Amortization of
        deferred expenses                          7,943        164,203
      Net change in:
        Escrow deposits                           82,469      1,119,748
        Accounts and accrued
          interest receivable       8,535        515,531       (388,792)
        Prepaid expenses                          19,833        118,096
        Accounts payable           38,959       (613,020)       491,722
        Due to affiliates         (13,426)       (80,252)      (641,070)
        Accrued liabilities                                    (431,506)
        Security deposits                        (30,759)      (202,275)
                             ------------- -------------- --------------
  Net cash used in operating
    activities                    (65,935)      (415,343)      (306,020)
                             ------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997, and 1996
                                  (Continued)


                                  1998           1997           1996
                             ------------- -------------- --------------
Investing activities:
  Distributions from joint
    venture with an affiliate                                 1,997,578
  Contribution to joint
    venture with an affiliate                                  (155,300)
  Proceeds from sales of
    properties                                10,400,000     61,516,507
  Payment of selling costs                      (184,415)    (1,634,268)
                                           -------------- --------------
  Net cash provided by
    investing activities                      10,215,585     61,724,517
                                           -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                     (403,462)   (12,590,400)
  Repayment of mortgage notes
    payable                                   (7,238,418)   (38,271,532)
  Repayment of loan payable -
    affiliate                                               (11,900,605)
  Proceeds from issuance of
    mortgage note payable -
    affiliate                                                   142,820
  Principal payments on
    mortgage notes payable                       (11,015)      (328,312)
  Releases from escrows                                         490,992
  Deemed distribution
    to Limited Partners                                        (219,557)
                             ------------- -------------- --------------
  Net cash used in financing
    activities                   (403,462)   (19,839,833)   (50,086,194)
                             ------------- -------------- --------------
Net change in cash and cash
  equivalents                    (469,397)   (10,039,591)    11,332,303
Cash and cash equivalents at
  beginning of year             2,418,169     12,457,760      1,125,457
                             ------------- -------------- --------------
Cash and cash equivalents at
  end of year                $  1,948,772  $   2,418,169  $  12,457,760
                             ============= ============== ==============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 12 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(f) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(h) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(l) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in October 1984. The Partnership Agreement provides for Balcor Partners-XVII to be the General Partner and for the admission of Limited Partners through the sale of up to 84,000 Limited Partnership Interests at $1,000 per Interest, 83,936 of which were sold through August 22, 1985, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% and the Limited Partners will be allocated 99% of the profits and losses from operations. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds from the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of excess Net Cash Proceeds after the return of Original Capital plus a Cumulative Distribution of 6% on Adjusted Original Capital to holders of Interests, as defined in the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Note Payable:

During 1997 and 1996, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $167,177 and $3,510,851, respectively.

6. Management Agreements:

The Partnership's properties were managed by a third-party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Investment in Joint Venture with an Affiliate:

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The joint venture partner was an affiliate with investment objectives similar to those of the Partnership. The Partnership and the affiliate held participating percentages in the joint venture of 38.38% and 61.62%, respectively. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The joint venture recognized a gain of $7,920,199 from the sale of this property, of which $3,055,484 was the Partnership's share. During 1996, the Partnership received distributions of $1,997,578 and made a capital contribution of $155,300 to the joint venture.

The following information for the year ended December 31, 1996 has been summarized from the financial statements of the joint venture:

Total income                    $4,967,399
Loss before gain on sale           (15,995)
Gain on sale                     7,920,199
Net income                       7,904,204

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $6,010 less than the tax loss of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ --------  ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner
  at cost:
    Accounting            $ 8,804  $4,519  $31,951 $11,118  $16,454 $16,162
    Data processing         2,224     872    2,104    None    4,300    None
    Legal                   5,990   3,215   18,964   4,640   13,521  13,243
    Portfolio management   24,059  12,650   64,905  15,838   68,346  64,228
    Other                   3,086    None   21,301   3,086   21,302  21,301

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program. However, the General Partner was reimbursed for expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $16,968 in 1996.

The Partnership had a junior loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Chestnut Ridge - Phase I Apartments. The loan of $1,816,035 along with accrued interest of $48,884 was forgiven in connection with the sale of the property in September 1996. See Notes 10 and 11 of Notes to Financial Statements for additional information. During 1996, the Partnership incurred interest expense on the mortgage note payable-affiliate of $118,488 and paid interest expense of $130,580.

During 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $11,900,605 plus accrued interest expense payable of $734,581 at December 31, 1995, with proceeds received from the sales of properties. The Partnership incurred interest expense of $477,434 and paid interest expense of $1,212,015 on this loan during 1996. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.839% at the date of the loan repayment.

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

12. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.