Form 10-Q
period 1999-03-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 1999-05-07
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                 1999            1998
                                            --------------  --------------
Cash and cash equivalents                   $   1,928,725   $   1,948,772
Prepaid expenses                                    1,896
Accrued interest receivable                         7,742           8,299
                                            --------------  --------------
                                            $   1,938,363   $   1,957,071
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      61,535   $      59,820
Due to affiliates                                  23,946          21,256
                                            --------------  --------------
     Total liabilities                             85,481          81,076
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)             1,852,882       1,875,995
General Partner's capital                            None            None
                                            --------------  --------------
     Total partners' capital                    1,852,882       1,875,995
                                            --------------  --------------
                                            $   1,938,363   $   1,957,071
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                 1999            1998
                                            --------------  --------------
Income:
  Interest on short-term investments        $      23,009   $      31,186
                                            --------------  --------------
    Total income                                   23,009          31,186
                                            --------------  --------------
Expenses:
  Administrative                                   46,122          75,064
                                            --------------  --------------
    Total expenses                                 46,122          75,064
                                            --------------  --------------
Net loss                                    $     (23,113)  $     (43,878)
                                            ==============  ==============
Net loss allocated to General Partner               None            None
                                            ==============  ==============
Net loss allocated to Limited Partners      $     (23,113)  $     (43,878)
                                            ==============  ==============
Net loss per Limited Partnership Interest
  (83,936 Interests issued and
  outstanding) - Basic and Diluted          $       (0.28)  $       (0.52)
                                            ==============  ==============
Distribution to Limited Partners                    None    $     403,462
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (83,936 Interests issued and
  outstanding)                                      None    $        4.81
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 85 SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                 1999            1998
                                            --------------  --------------
Operating activities:
  Net loss                                  $     (23,113)  $     (43,878)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                  557           7,757
        Prepaid expenses                           (1,896)
        Accounts payable                            1,715          14,803
        Due to affiliates                           2,690           3,864
                                            --------------  --------------
    Net cash used in operating activities         (20,047)        (17,454)
                                            --------------  --------------

Financing activity:
  Distribution to Limited Partners                               (403,462)
                                                            --------------
  Cash used in financing activity                                (403,462)
                                                            --------------
Net change in cash and cash equivalents           (20,047)       (420,916)
Cash and cash equivalents at beginning
  of period                                     1,948,772       2,418,169
                                            --------------  --------------
Cash and cash equivalents at end of period  $   1,928,725   $   1,997,253
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:

                                      Paid        Payable
                                   ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 9,328    $ 23,946

4. Contingencies:

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

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. As of March 31, 1999, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted of administrative expenses which were partially offset by interest income earned on short-term investments. As a result of lower administrative expenses in 1999, the Partnership's net loss decreased during the quarter ended March 31, 1999 as compared to 1998. The decrease in the net loss was partially offset by lower interest income earned on short-term investments. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower average cash balances due primarily to a distribution to Limited Partners in January 1998 and lower interest rates, interest income on short-term investments decreased during 1999 when compared to 1998.

Primarily due to a decrease in accounting fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $20,000 as of March 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



                         By:  /s/Jayne A. Kosik
                              ----------------------------------
                              Jayne A. Kosik
                              Senior Managing Director and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners - XVII, the General Partner





Date:  May 7, 1999
       -----------