Form 10-K
period 1999-12-31
BALCOR REALTY INVESTORS 85 SERIES II
filed 2000-03-29
CIK 759831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all its interests in real estate. The Registrant sold its final real estate investment in March 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the Bruss and Masri lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of such contingencies. There can be no assurances as to the time frame for conclusion of all contingencies.

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

Item 2. Properties
-------------------

As of December 31, 1999, the Registrant did not own any properties.

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

Item 3. Legal Proceedings
-------------------------

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Partnership, ten additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and 9 individuals were named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein case (now dismissed) and Raymond Masri case (see attached). The Bruss complaint raises largely the same issues as those raised in the Lenore Klein and the Raymond Masri cases.

Upon the defendants' Motion to Dismiss, the Bruss complaint was dismissed without prejudice on September 24, 1999. An amended complaint was filed on November 30, 1999. The amended complaint differs from the original complaint in that 8 of the 9 individual defendants and American Express Company were deleted as defendants; the amended complaint also deletes 4 counts for breach of fiduciary duty, breach of contract, conspiracy and violations of the New Jersey RICO statute and similar statutes of other states. The amended complaint alleges, common law fraud, equitable fraud, negligent misrepresentation and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partner-ships. The complaint seeks judgement for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants filed a new Motion to Dismiss on January 31, 2000. The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes that it has meritorious defenses to contest the claims.

Raymond Masri vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, twelve additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc., (together with the Partnership, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims.

No activity occurred on this matter during 1999. Plaintiffs' counsel also represents the plaintiffs in the Dorothy Bruss matter, which is based on the same set of facts. Raymond Masri is named as an additional plaintiff in the Dorothy Bruss matter.

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
-----------------------------------------------------------------------------
al.
---
Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08972). The General Partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one additional limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships.

On June 1, 1999, a proposed class action complaint was filed and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The defendants filed on September 15, 1999 a motion to consolidate the Dee case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case.

The complaints allege breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaints seek the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaints also seek compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation.

The defendants filed motions to dismiss the complaints on July 14, 1999 and on September 15, 1999. On January 19, 2000 a hearing on the motions was held and the class allegations in the complaints were struck regarding the Partnership and ten of the Affiliated Partnerships in which plaintiffs do not own interests. In all other respects, the motions to dismiss were denied. While the court directed the plaintiffs to file an amended complaint by February 18, 2000, as of this date they have yet to do so.

The defendants intend to vigorously contest this action. No class has been certified as of this date.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1999.

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

As of December 31, 1999, the number of record holders of Limited Partnership Interests of the Registrant was 7,442.

Item 6. Selected Financial Data
-------------------------------
                                        Year ended December 31,
                 ------------------------------------------------------------
                     1999       1998        1997        1996        1995
                 ----------- ----------- ----------- ----------- ------------
Total income       $94,074    $109,223    $662,720   $13,494,868 $13,107,902
(Loss) income
 before gain on
 sales of properties
 and extra-
 ordinary items    (84,874)   (100,003)    (79,115)    1,876,971  (1,479,430)
Net (loss) income  (84,874)   (100,003)  4,491,057    27,848,238  (1,479,430)
Net (loss) income
  per Limited
  Partnership
  Interest-Basic
    and Diluted      (1.01)      (1.19)      45.84        328.46      (17.45)
Total assets     1,919,889   1,957,071   2,435,003    18,507,810  51,038,768
Mortgage notes
    payable           None        None        None     7,249,433  53,469,385
Distributions per
  Limited Partner-
  ship Interest (A)   None        4.81      150.00          None        None

(A) These amounts represent distributions of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

The operations of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (the "Partnership") in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. The Partnership sold its remaining property in 1997 and recognized a gain in connection with the sale. As a result, the Partnership recognized net income during 1997 as compared to a net loss during 1998. Further discussion of the Partnership's operations is summarized below.

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

During 1998, the Partnership incurred lower accounting, portfolio management and professional fees and bank charges. This was the primary reason administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by an increase in accrued legal fees during 1998 in connection with the class action litigation.

In connection with the 1997 sale of the Steeplechase Apartments, the Partnership paid $289,537 in prepayment penalties and wrote-off the remaining unamortized deferred expenses of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $38,000 as of December 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for conclusion of all contingencies.

The Partnership made distributions from Net Cash Proceeds in 1998 and 1997 totaling $4.81 and $150.00 per Limited Partnership Interest, respectively. The Partnership did not make any distributions to Limited Partners in 1999. See Statements of Partners' Capital for additional information.

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

The Partnership believes that its key vendors were Year 2000 compliant with respect to the Partnership's operations as of December 31, 1999 and that there was no material effect on the business, financial position or results of operations of the Partnership related to Year 2000 issues.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                            December 31, 1999         December 31, 1998
                         -----------------------  -------------------------
                           Financial       Tax      Financial        Tax
                          Statements     Returns   Statements      Returns
                         -----------    --------  -----------      --------

Total assets              $1,919,889 $10,854,939   $1,957,071   $10,892,121
Partners' capital:
   General Partner              None        None         None          None
   Limited Partners        1,791,121  10,725,666    1,875,995    10,810,540
Net (loss) income:
   General Partner              None        None         None          None
   Limited Partners          (84,874)    (84,874)    (100,003)     (106,013)
   Per Limited Part-
     nership Interest       (1.01)(A)      (1.01)    (1.19)(A)        (1.26)

(A) Amount represents basic and diluted net loss per Limited Partnership
Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                             OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Office
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 52) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Jayne A. Kosik (age 42) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1999 except that Mr. Meador is named, in his capacity as an officer of Balcor, as a defendant in the Madison/Dee lawsuit described in "Item
3. Legal Proceedings".

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XVII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
Title of Class                    Owned               Percent of Class
--------------                ---------------         ----------------
Limited Partnership
     Interest                 10 Interests              Less than 1%


Relatives of the officers and affiliates of the partners of the General Partner owned 986 additional Interests as of December 31, 1999.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 153 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(27) Financial Data Schedule of the Registrant for 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended December 31, 1999.

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

Date: March 28, 2000
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                    Title                          Date
--------------------     -----------------------------     --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVII,
                         the General Partner
/s/Thomas E. Meador                                         March 28, 2000
-------------------                                         --------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners XVII, the General
                         Partner

/s/Jayne A. Kosik                                           March 28, 2000
-----------------                                           --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1999 and 1998

Statements of Partners' Capital, for the years ended December 31, 1999, 1998 and 1997

Statements of Income and Expenses, for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997


Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series II

A Real Estate Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series II A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership no longer has an ownership interest in any real estate investment. As described in Note 12, the Partnership has contingencies related to litigation. Upon resolution of the litigation contingency matters, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers  LLP

Chicago, Illinois
March 28, 2000

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1999 and 1998


                                    ASSETS

                                                 1999             1998
                                            -------------   -------------
Cash and cash equivalents                   $  1,910,661    $  1,948,772
Accounts and accrued interest
  receivable                                       9,228           8,299
                                            -------------   -------------
                                            $  1,919,889    $  1,957,071
                                            =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     96,776    $     59,820
Due to affiliates                                 31,992          21,256
                                            -------------   -------------
    Total liabilities                            128,768          81,076
                                            -------------   -------------

Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)            1,791,121       1,875,995
General Partner's capital                           None            None
                                            -------------   -------------
    Total partners' capital                    1,791,121       1,875,995
                                            -------------   -------------
                                            $  1,919,889    $  1,957,071
                                            =============   =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1999, 1998 and 1997


                                   Partners' Capital (Deficit) Accounts
                              --------------------------------------------
                                                 General        Limited
                                   Total         Partner       Partners
                              -------------- -------------- --------------

Balance at December 31, 1996  $  10,478,803  $    (643,026) $  11,121,829

Cash distributions
  to Limited Partners (A)       (12,590,400)                  (12,590,400)
Net income for the year
  ended December 31, 1997         4,491,057        643,026      3,848,031
                              -------------- -------------- --------------
Balance at December 31, 1997      2,379,460            None     2,379,460

Cash distribution
  to Limited Partners (A)          (403,462)                     (403,462)
Net loss for the year
  ended December 31, 1998          (100,003)                     (100,003)
                              -------------- -------------- --------------
Balance at December 31, 1998      1,875,995            None     1,875,995

Net loss for the year
  ended December 31, 1999           (84,874)                      (84,874)
                              -------------- -------------- --------------
Balance at December 31, 1999  $   1,791,121            None $   1,791,121
                              ============== ============== ==============


(A)  Summary of distributions per Limited Partnership Interest:


                                   1999           1998           1997
                               ------------- -------------- --------------
            First Quarter              None  $        4.81  $      110.00
            Second Quarter             None           None          14.00
            Third Quarter              None           None          26.00
            Fourth Quarter             None           None           None


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997


                                   1999           1998           1997
                               ------------- -------------- --------------
Income:
  Rental and service                                        $     438,523
  Interest on short-term
    investments                $     94,074  $     109,223        190,124
  Other                                                            34,073
                               ------------- -------------- --------------
Total income                         94,074        109,223        662,720
                               ------------- -------------- --------------
Expenses:
  Interest on mortgage note
    payable                                                       167,177
  Depreciation                                                     51,564
  Amortization of deferred
    expenses                                                        7,943
  Property operating                                              220,161
  Real estate taxes                                               (19,829)
  Property management fees                                         24,335
  Administrative                    178,948        209,226        290,484
                               ------------- -------------- --------------
Total expenses                      178,948        209,226        741,835
                               ------------- -------------- --------------
Loss before gain
  on sale of property
  and extraordinary item            (84,874)      (100,003)       (79,115)

Gain on sale of property                                        4,992,080
                               ------------- -------------- --------------
(Loss) income before
 extraordinary item                 (84,874)      (100,003)     4,912,965
                               ------------- -------------- --------------
Extraordinary item:
  Debt extinguishment
    expense                                                      (421,908)
                               ------------- -------------- --------------
Net (loss) income              $    (84,874) $    (100,003) $   4,491,057
                               ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997
                                   (Continued)

                                   1999           1998           1997
                               ------------- -------------- --------------
(Loss) income before
  extraordinary item
  allocated to General Partner         None           None  $     703,434
                               ============= ============== ==============
(Loss) income before
  extraordinary item
  allocated to Limited
  Partners                     $    (84,874) $    (100,003) $   4,209,531
                               ============= ============== ==============
(Loss) income before
  extraordinary item per
  Limited Partnership
  Interest (83,936 Interests
  issued and outstanding) -
  Basic and Diluted            $      (1.01) $       (1.19) $       50.15
                               ============= ============== ==============
Extraordinary item allocated
  to General Partner                   None           None  $     (60,408)
                               ============= ============== ==============
Extraordinary item allocated
  to Limited Partners                  None           None  $    (361,500)
                               ============= ============== ==============
Extraordinary item per
  Limited Partnership
  Interest (83,936 issued
  and outstanding) - Basic
  and Diluted                          None           None  $       (4.31)
                               ============= ============== ==============
Net (loss) income allocated
  to General Partner                   None           None  $     643,026
                               ============= ============== ==============
Net (loss) income allocated
  to Limited Partners          $    (84,874) $    (100,003) $   3,848,031
                               ============= ============== ==============
Net (loss) income per
  Limited Partnership
  Interest (83,936 issued
  and outstanding) - Basic
  and Diluted                  $      (1.01) $       (1.19) $       45.84
                               ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997


                                   1999           1998           1997
Operating activities:          ------------- -------------- --------------
  Net (loss) income            $    (84,874) $    (100,003) $   4,491,057
  Adjustments to reconcile
    net (loss) income to
    net cash used in
    operating activities:
      Gain on sale of
        property                                               (4,992,080)
      Debt extinguishment
        expense                                                   132,371
      Depreciation of
        property                                                   51,564
      Amortization of
        deferred expenses                                           7,943
      Net change in:
        Escrow deposits                                            82,469
        Accounts and accrued
          interest receivable          (929)         8,535        515,531
        Prepaid expenses                                           19,833
        Accounts payable             36,956         38,959       (613,020)
        Due to affiliates            10,736        (13,426)       (80,252)
        Security deposits                                         (30,759)
                               ------------- -------------- --------------
  Net cash used in operating
    activities                      (38,111)       (65,935)      (415,343)
                               ------------- -------------- --------------
Investing activities:
  Proceeds from sale of
    property                                                   10,400,000
  Payment of selling costs                                       (184,415)
                                                            --------------
  Net cash provided by
    investing activities                                       10,215,585
                                                            --------------
Financing activities:
  Distributions to Limited
    Partners                                      (403,462)   (12,590,400)
  Repayment of mortgage note
    payable                                                    (7,238,418)
  Principal payments on
    mortgage note payable                                         (11,015)
                                             -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


                                   1999           1998           1997
                               ------------- -------------- --------------
 Cash used in financing
    activities                               $    (403,462) $ (19,839,833)
                                             -------------- --------------
Net change in cash and cash
  equivalents                  $    (38,111)      (469,397)   (10,039,591)
Cash and cash equivalents at
  beginning of year               1,948,772      2,418,169     12,457,760
                               ------------- -------------- --------------
Cash and cash equivalents at
  end of year                  $  1,910,661  $   1,948,772  $   2,418,169
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in Note 12 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for conclusion of all contingencies.

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

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each Partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997.

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

5. Mortgage Note Payable:

During 1997, the Partnership incurred and paid interest expense on the mortgage note payable of $167,177.

6. Management Agreements:

The Partnership's properties were managed by a third-party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differed in prior years from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net loss for 1999 in the financial statements is equal to the tax loss of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/99         12/31/98         12/31/97
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ --------  ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner
  at cost:
   Accounting             $7,726   $7,023  $ 8,804  $4,519  $31,951 $11,118
   Data processing         4,798    8,658    2,224     872    2,104    None
   Legal                   3,445    4,450    5,990   3,215   18,964   4,640
   Portfolio management   11,690   11,861   24,059  12,650   64,905  15,838
   Other                    None     None    3,086    None   21,301   3,086

Subject to the provisions of the partnership agreement, the Partnership has agreed to advance the legal fees incurred by the General Partner in defending the Madison Partnership lawsuit discussed in Note 12 of Notes to Financial Statements.

9. Property Sale:

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

10. Extraordinary Item:

In connection with the sale of the Steeplechase Apartments in 1997, the Partnership paid $289,537 in prepayment penalties and wrote off the remaining unamortized deferred expenses related to the property of $132,371. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

11. Other Income:

The Partnership recognized other income of $34,073 during 1997 primarily in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

12. Contingencies:

(a) The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. On September 24, 1999, the court granted the defendants' motion to dismiss the complaint for failure to state a cause of action. The plaintiffs filed an amended complaint on November 30, 1999. The defendants have filed a motion to dismiss the complaint for failure to state a cause of action. The defendents continue to vigorously contest these actions. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership.

(b) In May 1999, a lawsuit was filed, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the General Partner and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. On January 19, 2000, a hearing was held on the defendants' motion to dismiss the complaint; at the hearing the class allegations were struck regarding eleven of the partnerships, including the Partnership. The defendants intend to vigorously contest these actions. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.