Form 10-Q
period 2000-06-30
BALCOR REALTY INVESTORS 85 SERIES II
filed 2000-08-10
CIK 759831

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------
                                      OR

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

Registrant's telephone number, including area code (847) 267-1600
                                                   ----------------

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

                               BALANCE SHEETS
                     June 30, 2000 and December 31, 1999
                                 (Unaudited)

                                   ASSETS

                                            2000               1999
                                         -----------        -----------
Cash and cash equivalents                $1,858,758         $1,910,661
Accounts and accrued interest receivable      9,523              9,228
                                         -----------        -----------
                                         $1,868,281         $1,919,889
                                         ===========        ===========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $   98,657         $   96,776
Due to affiliates                             7,798             31,992
                                         -----------        -----------
    Total liabilities                       106,455            128,768
                                         -----------        -----------
Commitments and contingencies

Limited Partners' capital (83,936
  Interests issued and outstanding)       1,761,826          1,791,121
General Partner's deficit                      None               None
                                         -----------        -----------
    Total partners' capital               1,761,826          1,791,121
                                         -----------        -----------
                                         $1,868,281         $1,919,889
                                         ===========        ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                       2000         1999
                                                    -----------  -----------
Income:
  Interest on short-term investments                $   54,750   $   45,363
                                                    -----------  -----------
    Total income                                        54,750       45,363
                                                    -----------  -----------
Expenses:
  Administrative                                        84,045       94,133
                                                    -----------  -----------
    Total expenses                                      84,045       94,133
                                                    -----------  -----------
Net loss                                            $  (29,295)  $  (48,770)
                                                    ===========  ===========
Net loss allocated to General Partner                     None         None
                                                    ===========  ===========
Net loss allocated to Limited Partners              $  (29,295)  $  (48,770)
                                                    ===========  ===========
Net loss per Limited Partnership Interest
  (83,936 issued and oustanding) -
  Basic and Diluted                                 $    (0.35)  $    (0.58)
                                                    ===========  ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 2000 and 1999
                                (Unaudited)


                                                        2000        1999
                                                     ----------- -----------
Income:
  Interest on short-term investments                 $   27,244  $   22,354
                                                     ----------- -----------
    Total income                                         27,244      22,354
                                                     ----------- -----------
Expenses:
  Administrative                                         38,840      48,011
                                                     ----------- -----------
    Total expenses                                       38,840      48,011
                                                     ----------- -----------
Net loss                                             $  (11,596) $  (25,657)
                                                     =========== ===========
Net loss allocated to General Partner                      None        None
                                                     =========== ===========
Net loss allocated to Limited Partners               $  (11,596) $  (25,657)
                                                     =========== ===========
Net loss per Limited Partnership Interest
  (83,936 issued and oustanding) -
  Basic and Diluted                                  $    (0.14) $    (0.30)
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                        2000        1999
                                                     ----------- -----------
Operating activities:
  Net loss                                           $  (29,295) $  (48,770)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                       (295)        960
        Accounts payable                                  1,881      11,530
        Due to affiliates                               (24,194)         61
                                                     ----------- -----------
  Net cash used in operating activities                 (51,903)    (36,219)
                                                     ----------- -----------
Net change in cash and cash equivalents                 (51,903)    (36,219)

Cash and cash equivalents at beginning
  of year                                             1,910,661   1,948,772
                                                     ----------- -----------
Cash and cash equivalents at end of period           $1,858,758  $1,912,553
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost      $ 39,999     $ 11,124   $ 7,798


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

                     BALCOR REALTY INVESTORS 85-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series II (the "Partnership") was formed in 1984 to invest in and operate real property. The Partnership raised $83,936,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire thirteen real property investments and a minority joint venture interest in one additional real property. The Partnership sold its final real estate investment in March 1997.

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

As a result of higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Primarily due to a decrease in accrued legal fees, administrative expenses decreased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $52,000 as of June 30, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR REALTY INVESTORS 85-SERIES II
                         A REAL ESTATE LIMITED PARTNERSHIP



                         By:  /s/Thomas E. Meador
                              -------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners - XVII, the General Partner


                         By:  /s/Jayne A. Kosik
                              -----------------
                              Jayne A. Kosik
                              Senior Managing Director and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners - XVII, the General Partner





Date:  August 10,2000
       -------------------------